Form 10-Q
period 1996-03-31
SOFTDESK INC
filed 1996-05-15
CIK 916397

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                           --------------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

                         Commission File Number 0-23098

                           --------------------------

                                 SOFTDESK, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                  02-0390273
             --------                                  ----------
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)              Identification Number)


                              7 Liberty Hill Road
                         Henniker, New Hampshire 03242
              (Address of principal executive offices)  (Zip Code)
      Registrant's telephone number, including area code:  (603) 428-5000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X      No
                                        ---        ---

As of May 10, 1996 issuer had outstanding 5,995,960 shares of Common Stock.

This Form 10-Q contains 14 pages (excluding the EDGAR Financial Data Schedule which is Exhibit 27). The Exhibit Index is on page 13.

================================================================================

                        SOFTDESK, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                          Page
                                                                          ----

PART I - Financial Information

  ITEM 1.  Financial Statements

    Condensed Consolidated Balance Sheets as of March 31, 1996
    and December 31, 1995.                                                 3

    Condensed Consolidated Statements of Income for the three
    months ended March 31, 1996 and 1995.                                  4

    Condensed Consolidated Statements of Cash Flows for the three
    months ended March 31, 1996 and 1995.                                  5

    Notes to Condensed Consolidated Financial Statements                   6


  ITEM 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             8

PART II - Other Information

  ITEM 6.  Exhibits and Reports on Form 8-K                               12


    Signatures                                                            12

    Exhibit Index                                                         13

                         PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements
                                 SOFTDESK, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                   March 31,              December 31,
                                                       Notes         1996                    1995
                                                       -----  ------------------      ------------------
                                                                (unaudited)                (audited)
ASSETS
Current Assets:
     Cash and cash equivalents                                     $     3,815             $     4,800
     Short-term investments                                              7,558                   7,575
     Accounts receivable                                                 9,495                  11,060
     Inventory                                                             719                     671
     Prepaid expenses and other current assets                           1,496                   1,402
     Deferred income taxes                                                 751                     751
                                                              ------------------      ------------------
          Total current assets                                          23,834                  26,259
                                                              ------------------      ------------------
Plant, property and equipment, at cost:
     Land                                                                  401                     409
     Buildings and improvements                                          2,089                   2,002
     Equipment                                                           6,310                   5,853
     Furniture and fixtures                                                283                     414
                                                              ------------------      ------------------
                                                                         9,083                   8,678
     Less: Accumulated depreciation                                     (4,213)                 (4,085)
                                                              ------------------      ------------------
                                                                         4,870                   4,593

Long-term investments                                                    4,430                   4,815
Deferred income taxes                                                      103                     103
Other assets, net                                                          250                     247
                                                              ------------------      ------------------
          Total assets                                             $    33,487             $    36,017
                                                              ------------------      ------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Current maturities of mortgage payable                        $        34             $        34
     Accounts payable                                                    1,806                   3,122
     Accrued expenses                                                    4,278                   5,179
     Customer advances                                                   1,351                   1,350
     Accrued income taxes                                                   74                     876
                                                              ------------------      ------------------
          Total current liabilities                                      7,543                  10,561
                                                              ------------------      ------------------

       Mortgage payable, less current maturities                         1,181                   1,193

Commitments
Stockholders' equity:                                    3
     Preferred stock, $.01 par value -                                      -                       -
       Authorized - 1,000,000 shares; Issued - none.
     Common stock, $.01 par value -
       Authorized - 15,000,000 shares
       Issued and outstanding  - 5,995,476 shares and
       5,980,380 shares at March 31, 1996 and
       December 31, 1995, respectively                                     60                      60
     Additional paid-in capital                                        21,490                  21,353
     Retained earnings                                                  3,305                   2,973
     Cumulative translation adjustment                                    (92)                   (123)
                                                              ------------------      ------------------
          Total stockholders' equity                                   24,763                  24,263
                                                              ------------------      ------------------
              Total liabilities and stockholders' equity           $   33,487              $   36,017
                                                              ==================      ==================

The accompanying notes are an integral part of these financial statements.

                                 SOFTDESK, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                  (Unaudited)

                                                                      Three Months Ended
                                                                           March 31,
                                                            Notes     1996           1995
                                                            -----  ----------     ----------
NET REVENUES                                                        $  8,953       $  9,325
COST OF REVENUES                                                       1,454          1,211
                                                                   ---------      ---------
     Gross Profit                                                      7,499          8,114

OPERATING EXPENSES:
   Selling and marketing expenses                                      3,706          3,212
   Product development expenses                                        2,533          2,348
   General and administrative expenses                                   847            676
                                                                   ----------     ----------
     Income from operations                                              413          1,878

INTEREST INCOME                                                          146            160
INTEREST EXPENSE                                                          24             14
                                                                   ----------     ----------
     Income before provision for income taxes                            535          2,024

PROVISION FOR INCOME TAXES                                               203            819
                                                                   ----------     ----------
NET INCOME                                                          $    332       $  1,205
                                                                   ==========     ==========

NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE             4     $   0.05       $   0.20
                                                                   ==========     ==========
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                                          4        6,067          6,116
                                                                   ==========     ==========

The accompanying notes are an integral part of these financial statements.

                                 SOFTDESK, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                  (Unaudited)

                                                                      Three Months Ended
                                                                           March 31,
                                                            Notes     1996           1995
                                                            -----  ----------     ----------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                        $    332       $  1,205
  Adjustments to reconcile net income to cash provided
     by operating activities:
   Depreciation and amortization                                         258            493
   Foreign currency translation                                           23            (89)
   Changes in assets and liabilities, net of assets
    acquired in connection with the acquisition of
    Foresight Resources Corp.:
      Accounts receivable                                              1,565         (1,485)
      Inventory                                                          (48)           (65)
      Prepaid expenses and other current assets                          (94)          (308)
      Accounts payable                                                (1,316)             -
      Accrued expenses                                        1         (901)            42
      Customer advances                                                    1            221
      Accrued income taxes                                              (802)           609
                                                                   ----------     ----------
        Net cash provided by (used in) operating
        activities                                                      (982)           623
                                                                   ----------     ----------
CASH FLOW FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net                              (535)        (1,692)
  Increase in other assets                                                (3)           (84)
  Cash acquired from the acquisition of Foresight
      Resources Corp.                                                      -             28
  Decrease (increase) in short term investments                           17         (2,694)
  Decrease in long term investments                                      385          1,777
                                                                   ----------     ----------
        Net cash used in investing activities                           (136)        (2,665)
                                                                   ----------     ----------
CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock in connection
      with the exercise of common stock options                          137            124
  Payments of notes payable                                                -         (1,473)
  Proceeds (payments) on mortgage payable                                (12)         1,084
                                                                   ----------     ----------
        Net cash provided by (used in) financing activities              125           (265)
                                                                   ----------     ----------
EFFECT OF FOREIGN CURRENCY TRANSLATION                                     8            (44)
                                                                   ----------     ----------
 Net decrease in cash and cash equivalents                              (985)        (2,351)
 Cash and cash equivalents, beginning of period                        4,800          4,209
                                                                   ----------     ----------
 Cash and cash equivalents, end of period                           $  3,815       $  1,858
                                                                   ==========     ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
 Cash used for interest                                             $     24       $     14
                                                                   ==========     ==========
 Cash used for income taxes                                         $    988       $    173
                                                                   ==========     ==========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
 In January 1996, the Company acquired SOFT-TECH
 Software Technologie GmbH which was accounted for as a
 pooling of interests.                                        2

The accompanying notes are an integral part of these financial statements.

                                 SOFTDESK, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

    The unaudited condensed consolidated financial statements presented have been prepared by Softdesk, Inc. and subsidiaries (the Company) and, in the opinion of management, reflect all adjustments consisting only of normal recurring adjustments, necessary for a fair presentation of the financial results for the interim periods shown. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim periods or for the entire fiscal year. Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Although the Company believes that the disclosures included are adequate to make the information presented not misleading, the condensed consolidated financial statements and the notes included herein should be read in conjunction with the financial statements and notes for the fiscal year ended December 31, 1995 and with the section entitled "Certain Factors That May Affect Future Results" included in the 1995 Annual Report on Form 10-K.

2.  Acquisition of SOFT-TECH Software Technologie GmbH

    On January 22, 1996, the Company acquired SOFT-TECH Software Technologie GmbH (SOFT-TECH), a German developer of architectural software for the European marketplace. The Company exchanged 250,000 shares of common stock for all the share capital of SOFT-TECH. The Company placed 25,000 shares into escrow as security for indemnification obligations of the SOFT-TECH stockholders relating to representations, warranties and tax matters. This acquisition has been accounted for as a pooling of interests and accordingly the Company has restated its historical consolidated financial statements.

3.  Stockholders' Equity

    (a) 1993 Stock Option Plan

    In December 1993, the Company adopted the 1993 Equity Incentive Plan (the 1993 Plan). Under the terms of the 1993 Plan, the Company may grant either incentive or nonqualified stock options to purchase common stock and restricted common stock to employees and consultants. The Company originally reserved 750,000 shares for issuance under the 1993 Plan. In April 1996, the Board of Directors of the Company approved an increase in the number of shares reserved for issuance under the 1993 Plan to 1,150,000 shares. This increase is subject to the approval of the Company's stockholders at the 1996 Annual Meeting of Stockholders to be held on June 24, 1996 (the "Annual Meeting").

    In addition, effective May 1, 1996 the Board of Directors of the Company agreed to offer the then current employees an opportunity to forfeit existing common stock options in exchange for new common stock options at the May 1, 1996 common stock closing price of $13.25. The new common stock options would be for the same number of shares as the forfeited stock options and the vesting of the new grant would mirror the vesting of the option forfeited. The maximum number of shares covered by existing options anticipated to be forfeited and subsequently regranted is equal to approximately 468,000.

    (b) Employee Stock Purchase Plan

    In January 1996, the Board of Directors of the Company adopted the 1996 Softdesk, Inc. Employee Stock Purchase Plan (the "Employee Plan"). The Employee Plan provides for 250,000 shares of the Company's common stock to be issued in a series of offerings. Except for the initial offering, offering periods are 12 months in length commencing each January 1 and July 1 and expire when all shares are issued. The initial offering commenced March 1, 1996 and is 10 months in length. The price at which shares are sold in each offering will be 85% of the closing price of the common stock on the first or last day of each offering period, whichever is lower. Participants may have up to 10% of their qualifying compensation deducted and set aside for purchasing shares in each offering under the Employee Plan. The Employee Plan may be terminated by the Board of Directors at any time and is subject to the approval of the Company's Stockholders at the Annual Meeting.

4.  Computation of Per Share Earnings

    Income per common and common equivalent share is based upon net income for the three months ended March 31, 1996 and 1995. Income per common and common equivalent share has been determined, in accordance with the treasury stock method, by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period computed. Fully diluted and primary income per common share do not differ materially for any of the periods presented.

    ITEM 2.  Management's Discussion and Analysis of Financial Condition and
             ---------------------------------------------------------------
         Results of Operations
         ---------------------

    On January 22, 1996 Softdesk acquired all the outstanding capital stock of SOFT-TECH Software Technologie GmbH (SOFT-TECH), a German based developer of professional architectural software. The transaction was accounted for as a pooling of interests and Softdesk has therefore restated its historical consolidated financial statements and financial information to reflect the combined financial condition and results of operations of the two entities for all periods presented. (See Note 2 to the Condensed Consolidated Financial Statements.) The following discussions refer to the combined consolidated Company. Management recommends that these discussions be read in conjunction with its 1995 Annual Report on Form 10-K including the section entitled "Certain Factors That May Affect Future Results".

Results of Operations: Three Months Ended March 31, 1996 and 1995

    Net revenues decreased approximately 4% in the first quarter of 1996 as compared to the same period in 1995. The overall revenue shortfall was primarily attributable to the decrease in sales of the Company's high-range professional software products, especially its products for the AutoCAD market which historically have represented a majority of the Company's total revenues. The Company believes that sales of its software for this market decreased during the first quarter of 1996 because of delays in the final release of Autodesk's AutoCAD release 13. In addition, the Company believes that the decline in the high-range product sales was also a result of customers delaying their software purchases until they completed their purchases of new computer hardware required to transition from a DOS to a Windows operating environment, on which AutoCAD release 13 and many of the Company's new releases of software are optimized. Partially offsetting the decline in these software sales was an increase in sales of the Company's low to mid-range product lines, including Retail products, which the Company believes was attributable to the release of new products during the quarter combined with an expansion of their "shelf space" in the retail stores which offer these products for sale.

    International revenues decreased approximately 15% during the first three months of 1996 as compared with the same period in 1995 and declined to 28% of net first quarter of 1996 revenues from 32% in the first quarter of 1995. During the first quarter of 1996 revenues from Asia/Pacific and Other (rest of world) increased while revenues from Europe and Canada declined, from their respective levels during the first quarter of 1995. The decline in European revenues was primarily a result of decreased sales in Germany of the Spirit Software line which was in the final stages of a new release during the first quarter of 1996. In order to bolster its European position, the Company plans to open a sales office in the United Kingdom during the second quarter of 1996.

  The following table summarizes total revenues by geographic region:


In thousands                 Q1 1996           Q1 1995
                           -----------       -----------
United States              $6,405   72%      $6,325   68%
Europe                      1,827   20        2,208   24
Asia Pacific                  319    3          295    3
Other                         249    3          165    1
Canada                        153    2          332    4
                           -------  ---      -------  ---
                           $8,953  100%      $9,325  100%

    The Company's revenues are primarily denominated in U.S. Dollars. However, revenues and expenses for foreign operations, particularly the Company's German subsidiary, are usually recorded in the applicable foreign currency and translated with any applicable foreign exchange adjustments. There were no foreign exchange transaction or translation gains or losses which were material to the Company's financial results in either of the quarters ended March 31, 1996 and 1995. In addition, during these two periods the Company did not experience any material effects caused by inflation.

    Total costs and expenses, as a percentage of net revenues, increased to approximately 95% of net revenues in the first quarter of 1996 from approximately 80% of net revenues in the comparable quarter in 1995. As a percentage of revenue, the 15 percentage point increase in total costs and expenses consisted of a 3 percentage point increase in the cost of revenues and a 12 percentage point increase in the other costs and expenses. These items are discussed below. The number of employees at the end of the first quarter of 1996 was 2% greater than the number of employees at the end of the first quarter of 1995, and this also contributed to the increase in other costs and expenses, in absolute dollars. Headcount totaled 264 at the end of March 1996 as compared to 260 at the end of March 1995. The headcount had decreased to 256 as of May 10, 1996.

    Gross profit margin decreased to approximately 84% in the first quarter of 1996 from approximately 87% in the first quarter of 1995. The decrease was primarily attributable to a shift in the overall product mix toward lower margin products which included the Company's low to mid-range product lines and, to a lesser extent, to the lack of the benefit caused by economies of scale which usually occur with increasing revenues, as was the case during the first quarter of 1995. Softdesk continues to monitor and react to market events and developments in an attempt to improve its gross margin levels.

    Selling and marketing expenses, which include distribution, marketing, and training, increased 15% in the first quarter of 1996 from its total in the first quarter of 1995 and increased, as a percentage of net revenues, to 41% from 34%, in the comparable quarters. The increase in expenses was primarily a result of increased trade show, public relations and advertising expenses. The increase was also partially attributable to an increased average sales and marketing headcount, which contributed to increased salary and travel costs. These increases were partially offset by a decrease in total commission expense which resulted from the decrease in sales in the first quarter of 1996. As Softdesk attempts to expand its sales and marketing programs during 1996, in an effort to increase its market share and revenues, increased expenditures in sales and marketing are planned.

    Product development expenses, which consist primarily of developers' wages and benefits, increased approximately 8% in the first quarter of 1996 from its total in the first quarter of 1995 and increased, as a percentage of net revenues, to 28% from 25%, in the first quarter of 1996 and 1995, respectively. The increase in expenses was due to the addition of development staff through hiring and outside contracting. These additional resources were required to keep pace with advancing changes in Windows and other operating environments as well as to develop future products and upgrade releases.

    There were no capitalized product development costs in either the first quarter of 1996 or the first quarter of 1995 periods, as determined in accordance with Statement of Financial Accounting Standards No. 86. The Company intends either to increase its product development expenses in the remainder of 1996 or make acquisitions of third party technologies to keep pace with the technological needs of the marketplace, to improve and expand the Company's product lines and to respond to its customers' needs.

    General and administrative expenses, which include the costs of the Company's corporate finance, human resource and administrative functions, increased 25% in the first quarter of 1996 from its total in the first quarter of 1995, and increased, as a percentage of net revenues, to 9% from 7% in the first quarters of 1996 and 1995, respectively. The increase in expenses was primarily due to increased bad debt expense and higher professional fees which have increased with the overall growth of the Company. These increases were somewhat offset by savings generated by the continued centralization and consolidation of administrative functions on a company-wide basis. Additional resources will be invested in the general and administrative areas as required by the Company's future growth.

    Net interest income decreased approximately 16% in the first quarter of 1996 as compared to the first quarter of 1995, primarily due to significantly higher interest expense in the first quarter of 1996 from a mortgage related to the purchase of facility space in Germany in March 1995. In addition, the Company had somewhat lower average cash balances earning interest during the first quarter of 1996.

    The Company's consolidated income tax decreased in the first quarter of 1996 approximately 75% as compared to the first quarter of 1995 due to the decreased pretax earnings in the first quarter of 1996. The Company's effective income tax rate decreased to approximately 38% in the first quarter of 1996 from 40% in the first quarter of 1995 due primarily to the level of foreign earnings and taxes thereon.

    The Company's net income in the first quarter of 1996 was $332,000, or $.05 per share, as compared to net income in the first quarter of 1995 of $1,205,000, or $.20 per share.

Liquidity and Capital Resources

    The Company is currently satisfying its operating cash requirements from its cumulative cash flow from operations and its existing cash balances. As of March 31, 1996, the Company had cash, cash equivalents, short and long term investments of $15,803,000 as compared to $17,190,000 at December 31, 1995.

    The decrease in total cash and investments during the first quarter of 1996 was primarily attributable to the Company's use of cash to purchase capital assets, the payment of income taxes, funds used to complete the SOFT-TECH acquisition, combined with an increase in the Company's accounts receivable and DSO's (Day Sales Outstanding). During the quarter the Company received $137,000 from the exercise of stock options. During the same period the Company invested a net $535,000 in the purchase of property and equipment.

    The purchase of property and equipment was primarily related to the addition of computer equipment and software including a new corporate MIS and telecommunication system as well as to the expansion of facility space completed in the first quarter of 1996. The Company is in the process of upgrading its information and communication network in an attempt to improve its worldwide communication and operations. The management of the Company plans to continue to invest in these efforts during the next 12 months. In addition, the Company has also committed to the expansion of its corporate headquarters. These expenditures are not expected to have a material effect on the Company's overall cash position or its operations during the next 12 months.

    With the acquisition of SOFT-TECH the Company acquired a mortgage which totaled $1,215,000 (as of March 31, 1996) on its product development facility in Germany. The Company may repay part or all of this amount during the coming year.

    During the first quarters of 1996 and 1995 the Company invested its cash reserves mainly in debt securities, with maturities of less than 2 years, issued by the U.S. treasury, other U.S. government agencies and political subdivisions of the states and municipalities. The Company expects to continue similar conservative investment policies in the future.

    The Company has an unsecured line of credit from First NH Bank for $1,000,000 at the prime rate. There were no borrowings against this line of credit as of March 31, 1996 nor as of the date of this report. The Company believes that its existing cash, investments and projected funds from operations will satisfy the Company's working capital and operating needs for at least the next 12 months.

                           PART II. OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

          Exhibit 11.1  Computation of Per Share Earnings.

          Exhibit 27    Financial Data Schedule

     (b) Reports on Form 8-K

         The Company filed a Current Report on Form 8-K dated January 22, 1996 which was filed on February 6, 1996 regarding the acquisition of SOFT-TECH Software Technologie GmbH. This report on Form 8-K was subsequently amended by Form 8-K/A which was filed on April 8, 1996.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                   SOFTDESK, INC.



Date: May 13, 1996         By:   /s/ David C. Arnold
                                 -------------------------
                                 David C. Arnold,
                                 President & Chief Executive Officer



Date: May 13, 1996         By:   /s/ John A. Rogers
                                 -------------------------
                                 John A. Rogers,
                                 Vice President, Finance
                                 and Chief Financial Officer
                                 (Principal financial and accounting officer)

                                 EXHIBIT INDEX
                                 -------------

                                                        Page
                                                        ----

11.1 Computation of Per Share Earnings                   14

27   Financial Data Schedule (EDGAR)                     15