Form 10-K/A
period 1995-12-31
SOFTDESK INC
filed 1996-05-24
CIK 916397

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                  FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

                          Commission File No. 0-23098

                                SOFTDESK, INC.
                                --------------
            (Exact name of Registrant as specified in its charter)


              Delaware                                  02-0390273
              ---------                                 ----------
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                Identification Number)


            7 Liberty Hill Road, Henniker, New Hampshire      03242
            -------------------------------------------------------
           (Address of principal executive offices)      (Zip Code)

      Registrant's telephone number, including area code:  (603)428-5000

       Securities registered pursuant to Section 12(b) of the Act:  None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, $.01 par value per share


          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 X  Yes   ___ No
- ---

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of our previously filed Form 10-K dated March 25, 1996 or any amendment to this Form 10-K/A. [_]

          As of May 10, 1996, the aggregate market value of the Registrant's voting securities held by non-affiliates of the Registrant was approximately $65,923,000.

          The number of outstanding shares of the Registrant's Common Stock, $.01 par value per share, as of May 10, 1996, was 5,995,960.

          The undersigned registrant hereby amends Item 8 and Item 14 of its Annual Report on Form 10-K dated March 25, 1996 to read in their entirety as follows:

ITEM 8.   FINANCIAL STATEMENTS
          --------------------

          See attached list of Financial Statements. The Annual Report on Form 10-K dated March 25, 1996 included (i) supplemental consolidated financial statements of the Registrant, which were prepared to give retroactive effect to the acquisition of SOFT-TECH Software Technologie GmbH (SOFT-TECH) on January 22, 1996 and (ii) historical consolidated financial statements of Softdesk, Inc. and subsidiaries. Generally accepted accounting principles proscribe giving effect to a consummated business combination accounted for by the pooling-of-interests method in financial statements that do not include the date of consummation until post merger operating results have been disclosed. Accordingly, the Registrant presented supplemental financial statements. The Registrant has now disclosed post merger operating results and accordingly is amending its Form 10-K to effect its financial statements which reflect the business combination.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
          ---------------------------------------------------------------

          (a) See list of Financial Statements attached as Item 8. Financial Statements and Supplementary Data.

               The following financial statement schedule was filed with our report on Form 10-K dated March 25, 1996:

                    Schedule II - Valuation and Qualifying Accounts

               All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and therefore have been omitted.


               Exhibits

          EXHIBIT NO.                      DESCRIPTION
          -----------                      -----------

                  2.1 Stock Purchase Agreement dated January 15, 1996 by and among Softdesk International, Inc., Softdesk, Inc. and Dieter Heimlich and Gunter Otto. (10)
                  3.1    Restated Certificate of Incorporation, as amended. (9)
                  3.2    By-laws. (1)
                  4.1    Specimen certificate for shares of Common Stock. (1)
                  10.1   1993 Equity Incentive Plan. (1)+
                  10.2   1992 Stock Option Plan. (1)+
                  10.3   1993 Director Stock Option Plan. (1)+ *
                  10.3.1 1996 Employee Stock Purchase Plan. +
                  10.5 Purchase and Sale Agreement between Arnold & Paine Partnership and the Registrant for the Registrant's Henniker, NH facilities. (7)
                  10.7 Standard form of Customer Account Product License (shrink-wrap). (1)
                  10.8 Standard form of Dealer Agreement (United States & Canada). (1)
                  10.9 Standard form of International Dealer Agreement (1993 version). (1)
                  10.10 Standard form of International Distributor Agreement (1993 version). (1)
                  10.11  Standard form of Customer Software Support Agreement.
                         (1)
                  10.12 Standard form of Customer Software Limited Support Agreement. (1)
                  10.13  Standard form of Site License Agreement. (1)

                  10.14  Promissory Note to First NH Bank dated March 31, 1994.
                         (3)
                  11.1   Statement re Computation of Per Share Earnings. *
                  21.1   Subsidiaries of the Registrant. *
                  23.1   Consent of Arthur Andersen, LLP.
                  23.2   Consent of Coopers & Lybrand, L.L.P.,

          _______________________

               +  Compensatory plan.
               *  Previously filed.

          (1) Incorporated by reference from the Registrant's Registration Statement on Form S-1 (File No. 33-73112)

          (3) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994.

          (7) Incorporated by reference from the Registrant's Annual Report on Form 10-K dated March 28, 1995.

          (9) Incorporated by reference from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

         (10) Incorporated by reference from the Registrant's Current Report on Form 8-K dated February 5, 1996.

                                  SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the Registrant has duly caused this amendment to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             SOFTDESK, INC.


                                                By: /s/ John A. Rogers
                                                   ---------------------------
Date:  May 24, 1996                                 John A. Rogers
                                                    Chief Financial Officer
                                                    and Vice President, Finance
                                                    (Principal Financial and
                                                    Accounting Officer)

                               TABLE OF CONTENTS

                         List of  Financial Statements


                                                                            PAGE
Softdesk, Inc. and Subsidiaries Audited Consolidated Financial Statements

  Report of Independent Public Accountants                                     6

  Report of Independent Accountants                                            7

  Consolidated Balance Sheets as of December 31, 1995 and 1994                 8

  Consolidated Statements of Income for the Years Ended
   December 31, 1995, 1994 and 1993                                            9

  Consolidated Statements of Stockholders' Equity for the Years Ended
   December 31, 1995, 1994 and 1993                                           10

  Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1995, 1994 and 1993                                           11

   Notes to Consolidated Financial Statements                                 13

                   Report of Independent Public Accountants

To Softdesk, Inc.:

We have audited the accompanying consolidated balance sheets of Softdesk, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1995. The consolidated statements give retroactive effect to the merger with SOFT-TECH Software Technologie GmbH on January 22, 1996, which has been accounted for as a pooling of interests as described in Note 1. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the financial statements of Image Systems Technology, Inc., a Company acquired during 1994 in a transaction accounted for as a pooling of interests, as discussed in Note 2. Such financial statements are included in the consolidated financial statements of Softdesk, Inc., and reflect revenues of 17 percent in 1993 of the related consolidated total. These financial statements for 1993 were audited by other auditors whose report thereon has been furnished to us. Our opinion expressed herein, insofar as it relates to the amounts included for Image Systems Technology, Inc., is based solely upon the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Softdesk, Inc. and its subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, after giving retroactive effect to the merger with SOFT-TECH Software Technologie GmbH as described in Note 1, in conformity with generally accepted accounting principles.



                                                          Arthur Andersen LLP



Boston, Massachusetts
 January 26, 1996

                       Report of Independent Accountants



To the Shareholders of Image Systems Technology, Inc.,
Troy, New York:

We have audited the balance sheet of Image Systems Technology, Inc. as of December 31, 1993, and the related statements of income, shareholders' equity, and cash flows for the year ended December 31, 1993. These financial statements, not included herein, are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Image Systems Technology, Inc. as of December 31, 1993, and the results of its operations and its cash flows for the year ended December 31, 1993, in conformity with generally accepted accounting principles.



COOPERS & LYBRAND L.L.P.
Albany, New York

 March 3, 1994, except for Notes 11 and 14 as to which the dates are April 15, 1994 and May 5, 1994, respectively.

                        SOFTDESK, INC. AND SUBSIDIARIES

         Consolidated Balance Sheets--as of December 31, 1995 And 1994

                       (In Thousands, Except Share Data)

                                    ASSETS

                                                             1995       1994
Current Assets:
 Cash and cash equivalents (Note 1)                         $ 4,800    $ 4,209
 Short-term investments (Note 1)                              7,575      4,422
 Accounts receivable, net of allowance for
  doubtful accounts of $1,261 and $655 at
  December 31, 1995 and 1994                                 11,060      6,139
 Inventory (Note 1)                                             671        269
 Prepaid expenses and other current assets                    1,402      1,291
 Deferred income taxes (Note 4)                                 751        300
                                                           --------   --------
     Total current assets                                    26,259     16,630
                                                           --------   --------
Plant, Property and Equipment, at cost:
 Land                                                           409         90
 Buildings                                                    2,002        858
 Equipment                                                    5,853      4,329
 Furniture and fixtures                                         414        483
                                                           --------   --------
                                                              8,678      5,760

 Less--Accumulated depreciation (Note 1)                      4,085      2,983
                                                           --------   --------
                                                              4,593      2,777
                                                           --------   --------
Long-term Investments (Note 1)                                4,815      8,600

Deferred Income Taxes (Note 4)                                  103        391

Other assets, net (Note 3)                                      247      1,041
                                                           --------   --------
                                                           $ 36,017   $ 29,439
                                                           ========   ========
                     Liabilities and Stockholders' Equity
Current Liabilities:
 Current maturities of mortgage payable (Note 6)           $     34   $      -
 Accounts payable                                             3,122      2,162
 Accrued expenses (Note 12)                                   5,179      3,418
 Customer advances                                            1,350      1,234
 Accrued income taxes (Note 4)                                  876        468
 Dividends payable                                                -        149
                                                           --------   --------
     Total current liabilities                               10,561      7,431
                                                           --------   --------
Mortgage Payable, less current maturities (Note 6)            1,193          -
                                                           --------   --------
Commitments (Note 9)

Stockholders' Equity (Note 10):
 Preferred stock, $.01 par value-
  Authorized--1,000,000 shares
  Issued and outstanding--none                                    -          -
 Common stock, $.01 par value-
  Authorized--15,000,000 shares
  Issued and outstanding--5,980,380 shares
   and 5,722,414 shares at
   December 31, 1995 and 1994, respectively                      60         58
 Additional paid-in capital                                  21,353     19,400
 Retained earnings                                            2,973      2,641
 Unrealized holding loss on
  available-for-sale securities                                   -        (58)
 Cumulative translation adjustment                             (123)       (33)
                                                            --------   --------
     Total stockholders' equity                               24,263     22,008
                                                            --------   --------
                                                            $ 36,017   $ 29,439
                                                            ========   ========

 The accompanying notes are an integral part of these consolidated financial statements.

                        SOFTDESK, INC. AND SUBSIDIARIES

                       Consolidated Statements of Income
             For the Years Ended December 31, 1995, 1994 and 1993

                     (In Thousands, Except per Share Data)

                                                                             1995            1994         1993
Net Revenues                                                             $    41,737      $  30,582   $    26,115

Cost of Revenues                                                               6,119          5,159         5,023
                                                                         -----------      ---------   -----------
        Gross profit                                                          35,618         25,423        21,092

Selling and Marketing Expenses                                                14,499         10,830         9,201

Product Development Expenses                                                  10,116          7,613         6,179

General and Administrative Expenses                                            3,126          2,639         2,591

Nonrecurring Charges (Note 3)                                                  2,309            892         1,161
                                                                         -----------      ---------   -----------
        Income from operations                                                 5,568          3,449         1,960

Interest Income                                                                  574            584           247

Interest Expense                                                                 (86)           (20)          (45)
                                                                         -----------      ---------   -----------

        Income before provision for income taxes                               6,056          4,013         2,162

Provision for Income TaxeS (Note 4)                                            2,477          1,644           820
                                                                         -----------      ---------   -----------

        Net income                                                             3,579          2,369         1,342

Pro Forma Tax Adjustment (Note 4)                                                  -            221           (47)
                                                                         -----------      ---------   -----------

        Pro forma net income                                             $     3,579      $   2,590   $     1,295
                                                                         ===========      =========   ===========

Pro Forma Net Income per Common and Common
Equivalent Share (Note 1)                                                    $  .58         $  .46        $  .34
                                                                             ======         ======        ======

Weighted Average Number of Common and Common
Equivalent Shares Outstanding (Note 1)                                         6,161          5,619         3,859
                                                                         ===========      =========   ===========

 The accompanying notes are an integral part of these consolidated financial statements

                        SOFTDESK, INC. AND SUBSIDIARIES

                Consolidated Statements Of Stockholders' Equity
               For Years Ended December 31, 1995, 1994 And 1993

                       (In Thousands, Except Sharedata)


                                                       -----------------------------------------
                                           REDEEMABLE         COMMON STOCK           ADDI-
                                           CONVERTIBLE        NUMBER       5.01      TIONAL
                                           PREFERRED          OF SHARES     PAR      PAID-IN
                                             STOCK                         VALUE     CAPITAL
BALANCE, DECEMBER 31, 1992                   $    2,024          2,829,230  $29      $      98
 Issuance of shares in connection
  with acquisitions of Archsoft
  Group (ASG)                                         -            635,796    6            559
 Exercise of stock options                            -              1,500    1              -
 Purchase and retirement of treasury
  stock                                               -             (2,869)   -              -
 Sale of treasury stock                               -                  -    -              -
 Cumulative translation adjustment                    -                  -    -              -
 Accretion of dividends                             162                  -    -              -
 Dividends declared                                   -                  -    -              -
 Net income                                           -                  -    -              -
                                              ---------       ------------ ----      ---------

BALANCE, DECEMBER 31, 1993                        2,186          3,463,657   36            657
 Issuance of shares of common
  stock, net of issuance costs of
  $922                                                -          1,554,883   16         15,658
 Conversion of redeemable
  convertible preferred stock into
  common stock                                   (2,186)           556,180    5          2,181
 Exercise of stock options                            -            157,778    1            677
 Escrow claim settlement in
  connection with ASG                                 -            (10,084)                (74)
 Tax benefit of disqualifying
  dispositions and nonqualified
  stock options                                       -                  -    -            301
 Unrealized holding loss on
  available-for-sale securities                       -                  -    -              -
 Cumulative translation adjustment                    -                  -    -              -
 Dividends declared                                   -                  -    -              -
 Net income                                           -                  -    -              -
                                              ---------       ------------ ----      ---------

BALANCE, DECEMBER 31, 1994                            -          5,722,414   58         19,400
 Issuance of shares in connection
  with acquisition of Foresight
  Resources Corp.                                     -            188,561    1          1,234
 Exercise of stock options                            -             69,405    1            516
 Tax benefit of disqualifying
  dispositions and nonqualified
  stock options                                       -                  -    -            203
 Cumulative translation adjustment                    -                  -    -              -

 Unrealized holding gain on
  available-for-sale securities                       -                  -    -              -
 Net income                                           -                  -    -              -
                                              ---------       ------------ ----      ---------

BALANCE, DECEMBER 31, 1995                   $        -          5,980,380  $60      $  21,353
                                             ==========       ============ ====      =========

                                               STOCKHOLDERS' EQUITY
                                           --------------------------------------------------------------
                                                               UNREALIZED
                                                            HOLDING LOSS ON     CUMULATIVE      TOTAL
                                           RETAINED         AVAILABLE-FOR-SALE  TRANSLATION  STOCKHOLDERS
                                           EARNINGS             SECURITIES      ADJUSTMENT      EQUITY
BALANCE, DECEMBER 31, 1992                   $      109       $          -         $101   $       337
 Issuance of shares in connection
  with acquisitions of Archsoft
  Group (ASG)                                         -                  -            -           565
 Exercise of stock options                            -                  -            -             1
 Purchase and retirement of treasury
  stock                                              (9)                 -            -            (9)
 Sale of treasury stock                              18                  -            -            18
 Cumulative translation adjustment                    -                  -          (36)          (36)
 Accretion of dividends                            (162)                 -            -          (162)
 Dividends declared                                (818)                 -            -          (818)
 Net income                                       1,342                  -            -         1,342
                                             ----------       ------------        -----   -----------

BALANCE, DECEMBER 31, 1993                          480                  -           65         1,238
 Issuance of shares of common
  stock, net of issuance costs of
  $922                                                -                  -            -        15,674
 Conversion of redeemable
  convertible preferred stock into
  common stock                                        -                  -            -         2,186
 Exercise of stock options                            -                  -            -           678
 Escrow claim settlement in
  connection with ASG                                 -                  -            -           (74)
 Tax benefit of disqualifying
  dispositions and nonqualified
  stock options                                       -                  -            -           301
 Unrealized holding loss on
  available-for-sale securities                       -                (58)           -           (58)

 Cumulative translation adjustment                    -                  -          (98)          (98)
Dividends declared                                 (208)                 -            -          (208)
 Net income                                       2,369                  -            -         2,369
                                             ----------       ------------        -----   -----------

BALANCE, DECEMBER 31, 1994                        2,641                (58)         (33)       22,008
 Issuance of shares in connection
  with acquisition of Foresight
  Resources Corp.                                (3,247)                 -                     (2,012)
 Exercise of stock options                            -                  -            -           517
 Tax benefit of disqualifying
  dispositions and nonqualified
  stock options                                       -                  -                        203

 Cumulative translation adjustment                    -                  -          (90)          (90)
 Unrealized holding gain on
  available-for-sale securities                       -                 58            -            58
 Net income                                       3,579                  -            -         3,579
                                             ----------       ------------        -----   -----------

BALANCE, DECEMBER 31, 1995                   $    2,973       $          -        $(123)  $    24,263
                                             ==========       ============        =====   ===========

 The accompanying notes are an integral part of these consolidated financial statements.

                        SOFTDESK, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
             for the Years Ended December 31, 1995, 1994 and 1993

                                (In Thousands)

                                                                                 1995            1994           1993
Cash Flows from Operating Activities:
 Net income                                                                  $   3,579       $   2,369      $   1,342
 Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                 1,488           1,308            686
   Nonrecurring charges                                                          2,309             892          1,161
   Deferred income taxes                                                          (163)           (415)          (278)
   Foreign currency translation                                                    (42)            (11)          (106)
   Change in assets and liabilities, net of assets acquired in connection with the acquisitions of Archsoft Group, Walter M. Smith
    Enterprises, Inc. d/b/a intelliCADD, Advantage Engineering, Inc.,
    Foresight Resources Corp., Aritek Systems, Inc. and IdeaGraphix,
    Inc.:
    Accounts receivable                                                         (4,512)         (1,150)          (925)
    Inventory                                                                     (366)            205            (68)
    Prepaid expenses and other current assets                                     (328)           (984)          (142
    Accounts payable                                                               941           1,140           (766)
    Accrued expenses                                                              (617)            122            715
    Customer advances                                                              115             321            168
    Accrued income taxes                                                           589             (31)          (218)
                                                                             ----------     ----------     ----------
     Net cash provided by operating activities                                   2,993           3,766          1,569
                                                                             ----------     ----------     ----------
Cash Flows from Investing Activities:
 Purchase of plant, property and equipment, net                                 (2,891)         (2,048)          (522)
 Decrease (increase) in other assets                                              (104)             92           (118)
 Increase (decrease) in short-term investments                                  (3,153)         (4,422)            83
 Increase (decrease) in long-term investments                                    3,843          (8,658)             -
 Capitalized product development costs                                               -               -           (170)
 Cash paid for acquisition of IdeaGraphix, Inc. and Aritek Systems, Inc.          (200)              -              -
 Cash acquired from acquisition of Archsoft Group                                    -               -            257
 Cash acquired from acquisition of Foresight Resources Corp.                        28               -              -
 Purchase of technology                                                              -            (270)             -
 Payment for acquisition of intelliCADD, net of acquired cash                        -          (1,046)             -
                                                                             ----------     ----------     ----------
     Net cash used in investing activities                                       (2,477)       (16,352)          (470)
                                                                             ----------     ----------     ----------
Cash Flows from Financing Activities:
 Proceeds from mortgage, net                                                      1,227              -              -
 Payments to stockholders, net                                                        -           (122)             -
 Payments of notes payable                                                       (1,473)          (596)          (322)
 Proceeds from issuance of common stock, net of issuance costs                        -         15,674              -
 Purchase and retirement of treasury stock                                            -              -             (5)
 Dividends paid                                                                    (149)          (835)          (941)
 Proceeds from exercise of stock options                                            517            678              -
                                                                             ----------     ----------     ----------
     Net cash provided by (used in) financing activities                            122         14,799         (1,268)
                                                                             ----------     ----------     ----------

 The accompanying notes are an integral part of these consolidated financial statements.

                        SOFTDESK, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEAR ENDED DECEMBER 31, 1995, 1994 AND 1993

                                (IN THOUSANDS)

                                  (CONTINUED)

                                                                               1995           1994             1993
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS                $     (47)     $      (87)      $       70
                                                                            ---------      ----------       ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              591           2,126              (99)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                    4,209           2,083            2,182
                                                                            ---------      ----------       ----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                      $   4,800      $    4,209       $    2,083
                                                                            ---------      ----------       ----------

DISCLOSURE OF CASH FLOWS INFORMATION:
 Cash paid during the year for-
   Interest                                                                 $       8      $        5       $       48
                                                                            =========      ==========       ==========
   Income taxes                                                             $   1,864      $    1,285       $      419
                                                                            =========      ==========       ==========

 DISCLOSURE OF NONCASH INVESTING ACTIVITIES:
  During 1995, 1994 and 1993, the Company acquired certain companies as described in Note 2.  These acquisitions are summarized as follows:
    Fair value of assets acquired                                           $     794      $    1,386       $    2,412
    Payments in connection with the acquisition                                  (200)         (1,046)            (566)
                                                                            ---------      ----------       ----------
       Liabilities assumed                                                  $     594      $      340       $    1,846
                                                                            =========      ==========       ==========

 In January 1995, the Company acquired Foresight Resources Corp., which was accounted for as an immaterial pooling of interests
    (Note 2).

DISCLOSURE OF NONCASH FINANCING ACTIVITIES:
 Preferred stock converted into common stock upon
   the initial public offering                                              $       -      $    2,186       $        -
                                                                            =========      ==========       ==========
 Dividends declared                                                         $       -      $      208       $      818
                                                                            =========      ==========       ==========

 The accompanying notes are an integral part of these consolidated financial statements.

                        SOFTDESK, INC. AND SUBSIDIARIES

                  Notes to  Consolidated Financial Statements
                               December 31, 1995



(1)  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     Softdesk, Inc. (the Company) is engaged in the development, production and sale of software for the architectural, engineering and construction (AEC) market.

     These consolidated financial statements of the Company have been prepared to give retroactive effect to the acquisition of SOFT-TECH Software Technologie GmbH (SOFT-TECH) (see Note 2), which occurred on January 22, 1996. Generally accepted accounting principles proscribe giving effect to a consummated business combination accounted for by the pooling-of-interests method in financial statements that do not include the date of consummation until post merger operating results have been disclosed. These financial statements do not extend through the date of consummation; however, they retroactively reflect the acquisition of SOFT-TECH since financial statements covering the date of consummation of the business combination have been disclosed.

     The accompanying consolidated financial statements reflect the application of the following significant accounting policies.

     (a)  Estimates

          The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (b)  Consolidation

          The Company's consolidated financial statements include the accounts of its wholly owned subsidiaries and SOFT-TECH, as discussed above. All material intercompany transactions and balances have been eliminated in consolidation.

     (c)  Cash and Cash Equivalents

          The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Cash and cash equivalents are stated at cost, which approximates market value.

                        SOFTDESK, INC. AND SUBSIDIARIES

                  Notes to  Consolidated Financial Statements
                               December 31, 1995

                                  (Continued)


(1)  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (d)  Marketable Securities

          Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under this standard, the Company is required to classify all investments in debt and equity securities into one or more of the following three categories: held-to-maturity, available-for-sale or trading. All marketable securities classified as held-to-maturity are recorded at their amortized cost. Available-for-sale securities are recorded at fair market value with unrealized gains and losses excluded from earnings and reported in stockholders' equity. Trading securities are also recorded at fair market value, and unrealized gains and losses are included in earnings.

          At December 31, 1995 and 1994, the Company's investments consisted of debt securities issued by the U.S. Treasury, other U.S. Government agencies and political subdivisions of the states and municipalities. As of December 31, 1995, these investments were classified as held-to-maturity. The classifications of the Company's investments as of December 31, 1994 were held-to-maturity and available-for-sale. During 1995, management reassessed its intent for the investments classified as available-for-sale. There have been no securities from this classification which were sold during 1995. All investments held as of December 31, 1995 mature within two years of investment and are classified as held-to-maturity. The aggregate fair value and costs of the investments were as follows (in thousands):


           --------------------------------- 1995 ---------------------------------------
                                  ----------------AMORTIZED COST----------------    FAIR
                                        HELD-TO-          AVAILABLE-               MARKET
                MATURITY                MATURITY           FOR-SALE      TOTAL     VALUE

          Less than one year            $ 7,575           $      -     $ 7,575   $ 7,610
          Greater than one year           4,815                  -       4,815     4,776

          ---------------------------------- 1994 ---------------------------------------
          Less than one year$             4,422            $     -     $ 4,422     4,422
          Greater than one year           4,383              4,217       8,600     8,658


     (e)  Derivative Financial Instruments

          In October 1994, the Financial Accounting Standards Board issued SFAS No. 119, Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments. SFAS No. 119 requires certain disclosures about derivative financial instruments, including futures, forward swap and option contracts and other financial instruments with similar characteristics. As of December 31, 1995 and 1994, the Company did not have investments requiring disclosure under SFAS No. 119.

                        SOFTDESK, INC. AND SUBSIDIARIES

                  Notes to  Consolidated Financial Statements
                               December 31, 1995

                                  (Continued)


(1)  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (f)  Inventory

          Inventory is stated at the lower of cost (first-in, first-out) or market and consists of the following (in thousands):


                                                 1995        1994

                   Materials and supplies      $  313      $  147
                   Finished goods                 358         122
                                               ------      ------

                                               $  671      $  269
                                               ======      ======


     (g)  Depreciation

          The Company provides for depreciation by charges to operations in amounts that allocate the cost of property and equipment over their estimated useful lives using the straight-line method as follows:


                                                            ESTIMATED
                           ASSET CLASSIFICATION            USEFUL LIFE
                          Buildings                        25-40 Years
                          Equipment                          3-5 Years
                          Furniture and fixtures            5-10 Years


     (h)  Revenue Recognition

          The Company derives substantially all of its revenue from the license of its software products. Revenue is recognized upon shipment of the product, provided that no significant vendor and postcontract support obligations remain outstanding and collection of the resulting receivable is deemed probable. The Company generally does not have significant vendor and postcontract support obligations associated with its product sales. The Company recognizes revenue from postcontract support ratably over the period of the postcontract arrangement. Any costs associated with insignificant vendor obligations are accounted for by deferring a pro rata portion

                        SOFTDESK, INC. AND SUBSIDIARIES

                  Notes to  Consolidated Financial Statements
                               December 31, 1995

                                  (Continued)


(1)  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (h)  Revenue Recognition (Continued)

          of the revenue and recognizing it either ratably as the obligations are fulfilled or upon completion of the performance. The Company provides reserves for any returns and warranty expenses upon shipment of the product. Revenue, if any, from funded development contracts is recognized on the percentage-of-completion method of accounting. Revenue from funded development contracts and maintenance and customer support contracts represented less than 10% of net revenues for all periods presented. These contracts generally have terms of one year or less.

     (i)  Research, Development and Software Development Costs

          The Company capitalizes product development costs subsequent to the establishment of technological and commercial feasibility until the product is available for general release. Costs incurred prior to the establishment of technological feasibility are charged to product development expenses. Development costs associated with product enhancements that extend the original product's life or significantly improve the original product's marketability are also capitalized upon technological feasibility. Amortization of product development costs begins in the month that commercial marketability is established and extends on a straight-line basis over the shorter of the estimated useful life of the product or 18 months, which results in amortization expense no less than that which would result from using the ratio of current gross revenues to total expected gross revenues. Amortization expense is recorded as a component of cost of revenues.

          The Company did not capitalize any costs for the year ended December 31, 1995, as such costs were immaterial. For the years ended December 31, 1994 and 1993, the Company capitalized product development costs of approximately $14,000 and $170,000, respectively. The Company recorded amortization of approximately $170,000 and $14,000 during the years ended December 31, 1994 and 1993, respectively. No amortization was recorded for the year ended December 31, 1995.

     (j)  Pro Forma Net Income per Common and Common Equivalent Share

          Pro forma net income per common and common equivalent Share is based on net income for the year ended December 31, 1995. For the years ended December 31, 1994 and 1993, pro forma net income per common and common equivalent share is based on pro forma net income, which reflects the pro forma adjustments for income taxes related to Image Systems (see Note 2). Image Systems Technology, Inc. was treated as an S corporation for federal and state tax

                        SOFTDESK, INC. AND SUBSIDIARIES

                  Notes to  Consolidated Financial Statements
                               December 31, 1995

                                  (Continued)


(1)  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

     (j)  Pro Forma Net Income per Common and Common Equivalent Share
          (Continued)

          purposes and, accordingly, did not record income tax adjustments in its historical financial statements. For the year ended December 31, 1993, net income was reduced by a charge for accretion of preferred stock to a redemption value of approximately $162,000.

          The weighted average number of common and common equivalent shares outstanding has been determined in accordance with the treasury-stock method. As required by rules promulgated by the Securities and Exchange Commission, shares or options issued at prices below the offering price in the Company's initial public offering in the year before the offering (excluding the shares issued in connection with the acquisition of Archsoft Group, see Note 2) have been included in the calculation as if outstanding for all periods presented using the treasury-stock method. These shares were included for the year ended December 31, 1993.

          Fully diluted and primary income per common and common equivalent share do not differ materially for any of the periods presented.

     (k)  Foreign Currency Translation

          The Company translates the assets and liabilities of its foreign subsidiaries at exchange rates in effect at year-end. Revenues and expenses are translated using exchange rates in effect during the year. Gains or losses from foreign currency translation are credited or charged to cumulative translation adjustment included in stockholders' equity in the accompanying consolidated balance sheets. There were no significant gains or losses from foreign currency transactions during any period presented.

     (l)  Postretirement and Postemployment Benefits

          The Company does not have any obligations for postretirement or postemployment benefits, except as discussed in Note 7.

     (m)  Concentration of Credit Risk

          SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentration of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company's accounts receivable credit risk is not

                        SOFTDESK, INC. AND SUBSIDIARIES

                  Notes to  Consolidated Financial Statements
                               December 31, 1995

                                  (Continued)


(1)  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (continued)

     (m)  Concentration of Credit Risk (Continued)

          concentrated within any geographic area, and no customer represented a significant credit risk to the Company. In any of the years presented, no single customer accounted for greater than 10% of revenues.

     (n)  Reclassifications

          The Company has reclassified certain prior year information to conform with the current year's presentation.

(2)  ACQUISITIONS

     (a)  SOFT-TECH Software Technologie GmbH

          On January 22, 1996, the Company acquired SOFT-TECH, a developer of architectural software for the European Marketplace. The Company exchanged 250,000 shares of common stock for all the capital shares of SOFT-TECH. The Company placed 25,000 shares into escrow as security for indemnification obligations of SOFT-TECH relating to representation, warranties and tax matters. This merger will be accounted for as a pooling of interests. The Company expensed approximately $300,000 for merger related costs, which were included in the 1995 consolidated statement of income (see Note 3). Pro forma condensed statements of income data for the years ended December 31, 1995, 1994, and 1993 are as follows (in thousands, except per share data):


                                                            SOFT-
                                               SOFTDESK     TECH      COMBINED
               1995-
                 Net revenue                   $  35,608    $  6,129  $  41,737
                 Net income (loss)                 3,743        (164)     3,579
                                               =========    ========  =========
                 Earnings (loss) per share       $ . 63      $ (.66)   $   .58
                                                 ======      ======    =======

               1994-
                 Net revenue                   $  24,021    $  6,561  $  30,582
                 Pro forma net income (loss)       2,687         (97)     2,590
                                               =========    ========  =========
                 Earnings (loss) per share       $  .50      $ (.39)   $   .46
                                                 ======      ======    =======

               1993-
                 Net revenue                   $  19,002    $  7,113  $  26,115
                 Pro forma net income                681         614      1,295
                                               =========    ========  =========
                 Earnings per share              $ . 19      $  2.46   $   .34
                                                 ======      =======   =======

                        SOFTDESK, INC. AND SUBSIDIARIES

                  Notes to  Consolidated Financial Statements
                               December 31, 1995

                                  (Continued)


(2)  ACQUISITIONS (Continued)

     (b)  IdeaGraphix, Inc.

          On June 19, 1995, the Company acquired certain assets and technology of IdeaGraphix, Inc. (IdeaGraphix). IdeaGraphix develops, produces and sells AEC software on the MicroStation platform. The total cost of this acquisition was $590,000, which included a five-year guaranteed minimum royalty totaling $500,000, of which $100,000 was paid at closing, plus certain assumed liabilities and related acquisition costs of $90,000. In addition, the agreement provides for additional royalties of up to $1,000,000. This royalty rate is calculated at 15% on certain product sales, as defined. The Company was not required to pay any amounts above the minimum royalty as of December 31, 1995.

          This acquisition was accounted for under the purchase method, and accordingly, the results of operations of IdeaGraphix from June 19, 1995 forward are included in the Company's consolidated statements of income. The aggregate cost of the acquisition over historical book value was assigned principally to purchased research and development, product development costs and other intangible assets based upon their estimated fair values. The portion of the purchase price allocated to research and development that had not yet reached technological feasibility and had no alternative future use as of June 19, 1995, was approximately $360,000 and was charged to expense. The portion of the purchase price allocated to product development costs and other intangible assets was $127,000 and $74,000 respectively, and was to be amortized on a straight-line basis over the lesser of their estimated useful lives or three years. In December 1995, the Company wrote off the remainder of such capitalized costs and included these amounts as part of the nonrecurring charge in the consolidated statements of income for 1995 (see Note 3).

     (c)  Aritek Systems, Inc.

          On May 26, 1995, the Company acquired certain assets and technology of Aritek Systems, Inc. (ARITEK). ARITEK was a third-party developer of ArrisCAD software primarily for the construction market. The total cost of this acquisition was $204,000, which included cash of approximately $100,000 and assumed liabilities and related acquisition costs of approximately $104,000. In addition, the agreement provides for royalties of up to $250,000, calculated at a 15% royalty rate on certain product sales, as defined. The Company also entered into an employment agreement with an employee of ARITEK providing for royalties of up to $650,000. This royalty rate is calculated at 15% on certain product sales, as defined. The Company expensed a total amount of $171,000 related to both of these royalty agreements for the year ended December 31, 1995.

                        SOFTDESK, INC. AND SUBSIDIARIES

                  Notes to  Consolidated Financial Statements
                               December 31, 1995

                                  (Continued)


(2)  ACQUISITIONS (Continued)

     (c)  Aritek Systems, Inc. (Continued)

          This acquisition was accounted for under the purchase method, and accordingly, the results of operations of ARITEK from May 26, 1995 forward are included in the accompanying consolidated statements of income. The aggregate cost of the acquisition over historical book value was assigned principally to purchased research and development, product development costs and other intangible assets based on their estimated fair values. The portion of the purchase price allocated to research and development that had not yet reached technological feasibility and had no alternative future use as of May 26, 1995 was approximately $131,000 and was charged to expense. The portion of the purchase price allocated to product development costs and other intangible assets was approximately $19,000 and $10,000, respectively, and was to be amortized on a straight-line basis over the lesser of their estimated useful lives or three years. In December 1995, the Company wrote off the remainder of such capitalized costs and included these amounts as part of the nonrecurring charge in the accompanying consolidated statements of income for 1995 (see Note 3).

     (d)  Foresight Resources Corp.

          On January 24, 1995, the Company acquired all of the outstanding capital stock of Foresight Resources Corp. (Foresight). Foresight develops, produces and sells AEC software for the nonprofessional users in the home and small office. In payment of the purchase price for this acquisition, the Company issued to the stockholders of Foresight a total of 181,938 shares of its common stock, of which 9,096 shares were placed in escrow to secure indemnification obligations of Foresight stockholders. These shares were released from escrow during 1995. The Company also assumed various liabilities of Foresight as of the effective date of the merger, including its phantom-stock plans, which were settled by issuing 6,623 shares of the common stock of the Company.

          The results of operations of Foresight are included in the accompanying consolidated statement of income from January 1, 1995. This transaction was accounted for as a pooling of interests. None of the periods preceding January 1, 1995 have been restated, as net assets and liabilities, historic results of operations and cumulative stockholders' equity of Foresight were not deemed to be material to the consolidated financial statements of the Company.

                        SOFTDESK, INC. AND SUBSIDIARIES

                  Notes to  Consolidated Financial Statements
                               December 31, 1995

                                  (Continued)


(2)  ACQUISITIONS (Continued)

     (e)  Advantage Engineering, Inc.

          On October 18, 1994, the Company acquired certain software technology and certain assets of Advantage Engineering, Inc., an engineering firm and developer of process and power plant design software. The total cost of this acquisition was not material to the total consolidated financial statements of the Company. In December 1995, the Company wrote off the remainder of such capitalized costs and included these amounts as part of the nonrecurring charge in the consolidated statements of income for 1995 (see Note 3).

     (f)  Walter M. Smith Enterprises, Inc. d/b/a intelliCADD

          On August 1, 1994, the Company acquired all assets except for the ADE Technology, as defined, of Walter M. Smith Enterprises, Inc. d/b/a intelliCADD (intelliCADD). IntelliCADD is a developer of AutoCAD-- based AM/FM and Utility Design Software. The total cost of the acquisition, $1,386,000, consisted of $1,000,000 in cash and assumed liabilities and related acquisition costs of approximately $386,000. The Company placed $100,000 of the purchase price into escrow as security for indemnification obligations of intelliCADD relating to representations, warranties and tax matters. The escrow was released in full.

          The acquisition was accounted for under the purchase method, and accordingly, the results of operations of intelliCADD from August 1, 1994 were included in the accompanying 1994 consolidated statement of income. The aggregate cost of the acquisition over historical book value was assigned principally to purchased research and development and product development costs based on their estimated fair values. The Company allocated $530,000 of the purchase price to research and development that had not yet reached technological feasibility and had no alternative future use. These costs were expensed and included in the nonrecurring charge in the accompanying consolidated statement of income in 1994. The portion of the purchase price allocated to product development costs of approximately $622,000 was to be amortized on a straight-line basis over its estimated useful life, not to exceed three years. In June 1995, the Company wrote off the remainder of such capitalized costs and included these amounts as part of the nonrecurring charge in the accompanying consolidated statement of income for 1995 (see Note 3).

                        SOFTDESK, INC. AND SUBSIDIARIES

                  Notes to  Consolidated Financial Statements
                               December 31, 1995

                                  (Continued)


(2)  ACQUISITIONS (Continued)

     (g)  Image Systems Technology, Inc.

          On May 27, 1994, the Company acquired Image Systems Technology, Inc. (Image Systems), a developer and marketer of software for managing and manipulating scanned raster drawings. The Company exchanged 156,361 shares of common stock for all outstanding shares of Image Systems. Outstanding Image Systems options were converted into options to purchase 27,432 shares of the Company's common stock. The Company placed 7,818 shares of common stock into escrow as security for indemnification obligations of Image Systems relating to representations, warranties and tax matters. The escrow agreement expired during 1994, and all escrow shares were released. The merger has been accounted for as a pooling of interests. The Company incurred expenses of approximately $362,000 related to this acquisition, which were expensed and included in the nonrecurring charge in the accompanying consolidated statement of income in 1994.

     (h)  Archsoft Group

          On June 30, 1993, the Company acquired Archsoft Group (ASG), a developer and marketer of software for the architectural, engineering and construction market. The purchase price of the acquisition, $2,412,276, consisted of assumed liabilities and related acquisition costs of $1,846,417 and the original issuance of 653,209 shares of the Company's common stock. Shares totaling 261,324 were originally placed into escrow as security for indemnification obligations of ASG relating to representations, warranties and tax matters. These shares were to be held in escrow for an initial term of 18 months, and 78,397 of these shares were to be held for an additional term of 30 months. The Company has settled a claim under the indemnity arrangement relating to the ASG acquisition that has resulted in the reacquisition by the Company of 17,413 shares from escrow. The Company has reflected the liability associated with these claims in its purchase accounting adjustments, effective June 30, 1993, and recorded a net issuance of 635,796 shares in this acquisition. Subsequently, the Company settled with the former ASG shareholders whereby of the 243,911 shares remaining in escrow, 10,084 were returned to the Company for additional claims settled prior to December 31, 1995 and 233,827 shares were released from escrow to the former ASG shareholders. The Company canceled the returned shares.

                        SOFTDESK, INC. AND SUBSIDIARIES

                  Notes to  Consolidated Financial Statements
                               December 31, 1995

                                  (Continued)


(2)  ACQUISITIONS (Continued)

     (h)  Archsoft Group (Continued)

          The acquisition has been accounted for under the purchase method, and accordingly, the results of ASG since June 30, 1993 have been presented in the accompanying consolidated statements of income for the year ended December 31, 1993. The aggregate cost of the acquisition over historical book value has been assigned principally to purchased research and development and product development costs based on their estimated fair market values. The portion of the purchase price allocated to research and development that had not yet reached technological feasibility and had no alternative future use as of June 30, 1993, totaling $1,161,169, was immediately expensed and included in the nonrecurring charge in the accompanying consolidated statement of income in 1993. The portion of the purchase price allocated to product development costs and other intangibles was amortized on a straight-line basis over their estimated useful lives, not to exceed three years, which resulted in amortization expense no less than that which would have resulted from using the ratio of current gross revenues to total expected gross revenues.

     (i)  Pro Forma Combined Results

          The following table presents selected unaudited consolidated financial information for the Company, IdeaGraphix, ARITEK, Foresight and intelliCADD, assuming the companies had combined at the beginning of 1994 (in thousands).


                                                          1995/1/    1994/1/
               Pro forma net revenues                  $  42,906   $ 35,356
               Pro forma net income                        4,358      3,051
               Pro forma net income per
                  common and common equivalent share        $.71       $.53
               Pro forma weighted average common and
                  common equivalent shares                 6,161      5,808/2/



          /1/ Does not reflect the charge for purchased research and development and nonrecurring acquisition charges adjusted for the applicable tax rates.
          /2/ Includes 188,561 shares issued in connection with the 1995
              Foresight acquisition, accounted for as an immaterial pooling.

                        SOFTDESK, INC. AND SUBSIDIARIES

                  Notes to  Consolidated Financial Statements
                               December 31, 1995

                                  (Continued)




(3)  NONRECURRING CHARGES

     The nonrecurring charges included in the accompanying consolidated statements of income consist of the following (in thousands):


                                                      1995      1994     1993
          Charge for purchased research and
           development                             $    491  $   530   $ 1,161
          Charge for revaluation of intangibles         827        -         -
          Nonrecurring acquisition charges              300      362         -
          Restructuring charges                         691        -         -
                                                   --------  -------   -------

                                                   $  2,309  $   892   $ 1,161
                                                   ========  =======   =======

     The Company periodically reviews and assesses the realizability of its intangible assets, including product development costs and other intangible assets. In June 1995, amounts allocated to product development costs related to the acquisition of intelliCADD (see Note 2), were adjusted to its realizable value. The amount charged to expense related to this assessment was approximately $466,000 and was included, as a revaluation of intangibles, in the nonrecurring charge in the accompanying consolidated statement of income for the year ended December 31, 1995. The Company determined the value of the remaining intangible assets as realizable based on management's estimates of future cash flow projections. Nonrecurring charges also include amounts related to the charges for purchased research and development of $360,000 and $131,000 in connection with the acquisitions of IdeaGraphix and ARITEK, respectively.

     In December 1995, the Company assessed the realizability of the remaining purchased product development costs and other intangible assets from its second quarter 1995 and fourth quarter 1994 acquisitions. The amount of this charge, included, as a revaluation of intangibles, in the fourth quarter nonrecurring charge, was approximately $361,000. Also, in connection with the acquisition of SOFT-TECH (see Note 2), the Company included approximately $300,000 for merger-related costs.

     In addition, the Company included in the December 1995 nonrecurring charges, costs related to the closing of offices in New York, Texas and Belgium of approximately $691,000. The closing of the above offices was due primarily to management's decision to consolidate the selling and marketing, product development, and general and administrative efforts of the prior acquisitions. The prior

                        SOFTDESK, INC. AND SUBSIDIARIES

                  Notes to  Consolidated Financial Statements
                               December 31, 1995

                                  (Continued)


(3)  Nonrecurring Charges (Continued)

     acquisitions had created several remote offices, many of which duplicated resources. The Belgium office has become a duplication in selling and marketing efforts with the newly acquired SOFT-TECH operations located in Germany, which also has a sales office in the United Kingdom. This portion of the nonrecurring charge consists of the following (in thousands):


                    Severance and related benefits                 $   271
                      (The reduction in head count affected five
                      individuals from Selling and Marketing,
                      14 from Product Development and two from
                      General and Administrative.)
                    Lease costs                                        230
                    Other                                              190
                                                                   -------
                                                                   $   691
                                                                   =======

     Included in the nonrecurring charges in the accompanying consolidated statement of income for 1994, was the portion of purchase price allocated to research and development that had not yet reached technological feasibility and had no alternate future use, from the August 1, 1994, intelliCADD acquisition, totaling $530,000. In addition, the 1994 nonrecurring charges included $362,000 of expenses related to the May 27, 1994 acquisition of Image Systems.

     Included in the nonrecurring charges in the accompanying consolidated statement of income for 1993 was the portion of the purchase price allocated to research and development that had not yet reached technological feasibility and had no alternate future use, from the June 30, 1993 ASG acquisition (see Note 2), totaling $1,161,000.


(4)  Income Taxes

     The Company provides for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under the liability method specified by SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and tax bases of assets and liabilities, as measured by the enacted tax rates assumed to be in effect when these differences reverse.

     The pro forma tax adjustment represents a pro forma tax provision (benefit) for Image Systems (see Note 2). Prior to being acquired by the Company, Image Systems elected to be treated as an S corporation for both federal and state income tax purposes, whereby the stockholders were taxed on their proportionate share of Image Systems' income. Accordingly, Image Systems did not record a tax

                        SOFTDESK, INC. AND SUBSIDIARIES

                  Notes to  Consolidated Financial Statements
                               December 31, 1995

                                  (Continued)


(4)  Income Taxes (Continued)

     provision (benefit) in its historical financial statements. The Company has recorded a pro forma tax adjustment in the accompanying consolidated statements of income, related to the preacquisition income and losses of Image Systems. This adjustment was based on the Company's overall effective rate, applied to the separate income or loss of Image Systems.

     The provision for income taxes consists of the following (in thousands):

                                        1995            1994          1993
               Current-
                Federal           $    2,228       $    1,638       $      447
                State                    412              421              168
                Foreign                    -                -              483
                                  ----------       ----------       ----------

                                       2,640            2,059            1,098
                                  ----------       ----------       ----------
               Deferred-
                Federal                 (137)            (323)            (225)
                State                    (26)             (92)             (53)
                                  ----------       ----------       ----------

                                        (163)            (415)            (278)
                                  ----------       ----------       ----------

                                  $    2,477       $    1,644       $      820
                                  ==========       ==========       ==========

A reconciliation of the federal statutory rate to the Company's effective tax rate is as follows:

                                                        1995      1994      1993
     Statutory tax rate                                34.0 %    34.0 %    34.0 %
     State taxes, net of federal benefit                6.3       5.3       8.2
     Foreign taxes                                        -         -       6.3
     Nondeductible loss of SOFT-TECH                    2.0       2.0        -
     Nondeductible merger expenses                      1.8       1.5      18.2
     Research and development credits                  (1.6)     (2.4)    (25.2)
     Tax-exempt interest                               (2.8)     (4.7)        -
     Nondeductible loss (nontaxable income)
        of Image                                          -       4.7      (4.7)
     Other nondeductible expenses                       1.2       0.6       1.1
                                                      -----     -----     -----

        Effective tax rate                             40.9 %    41.0 %    37.9 %
                                                      =====      ====      ====

                        SOFTDESK, INC. AND SUBSIDIARIES

                  Notes to  Consolidated Financial Statements
                               December 31, 1995

                                  (Continued)


(4)  INCOME TAXES (CONTINUED)

     The sources of deferred income tax and the related tax effect for the years ended December 31, 1995 and 1994 are as follows (in thousands):

                                                           1995     1994
        Allowance for doubtful accounts                  $   299   $  206
        Accrued returns and allowances                       282       40
        Accrued restructuring charges                        210        -
        Accrued vacation                                      85       95
        Other                                               (125)     (41)
                                                         -------   ------

               Total current deferred income taxes       $   751   $  300
                                                         -------   ------

        Accelerated depreciation                         $    30   $    2
        Purchased intangible assets                          105      360
        Other                                                (32)      29
                                                         -------   ------

               Total long-term deferred income taxes     $   103   $  391
                                                         =======   ======

     The Company has acquired significant net operating losses in connection with the acquisitions of Soft-Tech, Foresight Resources Corp. and ASG. As of December 31, 1995, these losses amounted to approximately $5,228,000, of which $4,400,000 expire through 2010, and the remainder do not expire. Utilization of certain of these net operating loss carryforwards is severely limited. Accordingly, the Company has not recorded deferred tax assets for these net operating loss carryforwards.

(5)  NOTES PAYABLE

     The Company had various notes payable in 1993 related to acquisitions. These notes amounted to $370,000 and were repaid in 1994.

     In August 1994, the Company assumed approximately $100,000 of notes payable to stockholders in connection with the acquisition of intelliCADD. The Company repaid these notes in 1994.

(6)  MORTGAGE PAYABLE

     In March 1995, the Company entered into two agreements with a bank for the mortgage of its building in Germany. The $1,300,000 proceeds from these mortgages was used to purchase a building. Borrowings under this facility are payable through 2027 and bear interest at 7.25% for two years; thereafter, the interest rate is variable based on the bank's base rate.

                        SOFTDESK, INC. AND SUBSIDIARIES

                  Notes to  Consolidated Financial Statements
                               December 31, 1995

                                  (Continued)


(6)  MORTGAGE PAYABLE (CONTINUED)

     Future debt payments on these agreements are approximately as follows:

                               1996               $    34,000
                               1997                    37,000
                               1998                    40,000
                               1999                    44,000
                               2000                    47,000
                               Thereafter           1,025,000
                                                  -----------
                                                  $ 1,227,000
                                                  ===========

(7)  EMPLOYEE BENEFIT PLANS

     (a)  401(k) Profit-Sharing Plan

          The Company has a profit-sharing plan under Section 401(k) of the Internal Revenue Code. The plan allows eligible employees to make contributions up to a specified percentage of their compensation. Under the plan, the Company will match 25% of participant's contributions, up to the lower of 15% of the participant's compensation or $250. For the years ended December 31, 1995, 1994 and 1993, the Company's matching contribution was approximately $36,000, $31,000, and $18,000, respectively.

     (b)  Pension Plan

          The Company has a defined benefit pension plan to cover the two former shareholders of SOFT-TECH. The benefit is based on a projected unit credit method. The Company funds these liabilities through the purchase of life insurance. The accrual is intended to provide not only for benefits attributed to service to date, but also for those expected benefits to be earned in the future.

          The following assumption and components were used to develop the net pension expenses for the three years ended December 31, 1995, 1994 and 1993:

                                                                      1995         1994          1993
            Assumptions-
             Discount rate                                            7.00%        7.00%         7.00%
                                                                      ----         ----          ----

            Components-
             Service cost of benefits earned during the year      $   58,000   $   54,000    $   48,000
             Interest cost on projected benefit obligation            43,000       35,000        28,000
                                                                  ----------   ----------    ----------
                    Net pension expense                           $  101,000   $   89,000    $   76,000
                                                                  ==========   ==========    ==========

                        SOFTDESK, INC. AND SUBSIDIARIES

                  Notes to  Consolidated Financial Statements
                               December 31, 1995

                                  (Continued)


(7)  EMPLOYEE BENEFIT PLANS (Continued)

     (b)  Pension Plan (Continued)

          The status of the pension plan at December 31, 1995 is as follows:

                                                               1995          1994           1993
          Actuarial present value of benefit obligations-
            Accumulated benefit obligation                 $   608,000   $   501,000    $   395,000
                                                           -----------   -----------    -----------

                Projected benefit obligations for
                services rendered                              608,000       501,000        395,000

          Plan assets at fair value                                  -             -              -
                                                           -----------   -----------    -----------

                Accrued pension liability (included in
                accrued expenses                           $   608,000   $   501,000    $   395,000
                                                           ===========   ===========    ===========

(8)  RELATED PARTY TRANSACTIONS

     Through December 1994, the Company leased its headquarters and principal operations facilities on a month-to-month basis from a partnership (the Partnership), the partners of which were officers and stockholders of the Company. Rent expense paid to the Partnership for each of the years ended December 31, 1994 and 1993 was approximately $120,000.

     In December 1994, the Company purchased its headquarters and principal operations facilities from the Partnership for approximately $746,000. The Company believes that the amounts paid represented the fair market value of such transactions, and the terms were at least as favorable to the Company as could have been obtained from an unaffiliated third party. The purchase price of the facilities was based upon an independent, third-party appraisal.

     In December 1994, the Company constructed additional facility space in New Hampshire. The cost of the new space was approximately $202,000 and was constructed by a relative of an officer/stockholder of the Company. As of December 31, 1995, the Company contracted the relative for additional facility space. The space was in construction and not placed in service as of December 31, 1995 and, accordingly, no amounts were included in the statements of income for depreciation. The total cost of the additional facility space was estimated at approximately $150,000. The Company believes the cost of these transactions represents the fair market value of the services performed and the terms were at least as favorable to the Company as could be obtained from an unaffiliated third party.

                        SOFTDESK, INC. AND SUBSIDIARIES

                  Notes to  Consolidated Financial Statements
                               December 31, 1995

                                  (Continued)


(9)  COMMITMENTS

     (a)  Lease Agreement

          The Company leases certain additional office space and equipment under operating leases that expire through 2002. Rent expense for the years ended December 31, 1995, 1994 and 1993 was approximately $585,000, $597,000 and $480,000, respectively. As of December 31, 1995, the Company's future minimum lease payments for each of the five years in the period ended December 31, 2000 and thereafter were $356,000, $203,000, $82,000, $55,000, $52,000 and $107,000, respectively.

     (b)  License Agreements

          The Company has entered into various license agreements under which the Company is required to pay royalties on revenues of certain products. Except for the royalty commitment payable to IdeaGraphix (see Note 2). These agreements do not have minimum royalty commitments.

          During 1993, Image Systems received $100,000 from three investors for the development of a new software product and the promotion and sale of two existing products. Accordingly, $69,700 of revenue has been included in the accompanying consolidated statement of income for the year ended December 31, 1993. In return, the investors were to receive royalties of 10% of net sales of the products over two years. During 1994, the Company paid the investors $100,000 in full satisfaction of the agreement.

          In December 1994, the Company entered into a two-year licensing agreement with Autodesk to distribute certain of Autodesk's products through an OEM arrangement. As of December 31, 1995, the Company has paid and recorded prepaid royalties of approximately $120,000, which is being amortized through 1996.

          Royalty expense of $1,129,000 (excluding royalties related to the acquisitions (see Note 3(a)), $1,495,000 and $1,506,000 for the years ended December 31, 1995, 1994 and 1993, respectively, is included in cost of revenues in the accompanying consolidated statements of income.

(10) STOCKHOLDERS' EQUITY

     (a)  Authorization of Common Stock

          In March 1995, the Company's Board of Directors increased the authorized shares of $.01 par value common stock from 10,000,000 shares to 15,000,000 shares. This amendment was approved by the stockholders and became effective in June 1995.

                        SOFTDESK, INC. AND SUBSIDIARIES

                  Notes to  Consolidated Financial Statements
                               December 31, 1995

                                  (Continued)


(10) STOCKHOLDERS' EQUITY (Continued)

     (b)  Dividends

          Image Systems declared dividends of approximately $42,000 and $24,000, payable in April 1994 and 1993, respectively, to shareholders of record on December 31, 1993 and 1992 for tax obligations. In 1994, Image Systems paid an additional dividend of approximately $59,000 for the shareholders to meet their tax obligation on the Company's S corporation taxable income for 1993. Image Systems did not declare dividends for the year ended December 31, 1994.

          SOFT-TECH did not declare a dividend in 1995. SOFT-TECH declared dividends of approximately $149,000 and $776,000 in 1994 and 1993, respectively, for income tax purposes.

     (c)  Stock Options

          On February 13, 1992, the Board of Directors adopted the 1992 Stock Option Plan (the 1992 Plan). Under the terms of the 1992 Plan, the Company may grant either incentive or nonqualified stock options to purchase shares of common stock to employees, officers and directors. The Company has reserved 200,700 shares of common stock for issuance under the 1992 Plan of which 53,356 were yet to be issued as of December 31, 1995. The options' exercise prices are determined by the Board of Directors; however, the exercise prices of incentive stock options must equal the fair market value of the stock at the date of grant. Each option will be exercisable and will expire according to the terms of the individual option grants, with incentive stock options expiring no later than 10 years from the date of grant.

          In December 1993, the Company adopted the 1993 Equity Incentive Plan (the 1993 Plan). Under the terms of the 1993 Plan, the Company may grant either incentive or nonqualified stock options to purchase common stock and restricted common stock to employees and consultants. The Company has reserved 750,000 shares for issuance under the 1993 Plan of which 671,601 were yet to be issued as of December 31, 1995. The exercise price of options to be granted under the 1993 Plan will be determined by the Board of Directors; however, the exercise price of incentive stock options must equal the fair market value of the stock at the date of grant. Each option will be exercisable and will expire according to the terms of the individual option grant, with each incentive stock option expiring no later than 10 years from date of grant.

          In December 1993, the Company adopted the 1993 Director Stock Option Plan (the Director Plan). Under the terms of the Director Plan, the Company has reserved 50,000 shares for issuance. There were no shares issued under this Director Plan as of December 31, 1995. One third of the shares granted under this Director Plan will vest on the first anniversary of the grant, and the remaining unvested options will become exercisable evenly over the next 24 months.

                        SOFTDESK, INC. AND SUBSIDIARIES

                  Notes to  Consolidated Financial Statements
                               December 31, 1995

                                  (Continued)


(10) STOCKHOLDERS' EQUITY (Continued)

     (c)  Stock Options (Continued)

          Stock option activity under these plans is as follows:

                                                    Number
                                                  of Shares      Price Per Share
               Outstanding, December 31, 1992       36,114       $   .16-$  4.10
                 Granted                           373,450           .89-   9.00
                 Exercised                          (1,500)          .16
                                                  --------       ---------------

               Outstanding, December 31, 1993      408,064           .16-   9.00
                 Granted                            89,518          3.48-  15.50
                 Exercised                        (157,778)          .16-  11.50
                 Forfeited/terminated              (14,453)          .16-  11.50
                                                  --------       ---------------

               Outstanding, December 31, 1994      325,351           .16-  15.50
                 Granted                           397,550         16.25-  22.50
                 Exercised                         (69,405)          .16-  15.50
                 Forfeited/terminated              (69,576)         8.50-  22.50
                                                  --------       ---------------

               Outstanding, December 31, 1995      583,920       $   .16-$ 22.50
                                                  --------       ---------------

               Exercisable, December 31, 1995      108,160       $   .16-$ 22.50
                                                  ========       ===============

          The Company accounts for stock options in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The above table includes the 27,432 options granted to holders of options to purchase Image Systems stock in connection with the acquisition (see Note 2(f)). These options are reflected as of the date originally issued and the number of shares and exercise prices are based on the original terms, adjusted for the conversion ratio in the pooling transaction.

     (d)  Employee Stock Purchase Plan

          In January 1996, the Company adopted the 1996 Softdesk, Inc. Employee Stock Purchase Plan (the Employee Plan). The Employee Plan provides for 250,000 shares of the Company's common stock to be issued in a series of offerings. Except for the initial offering, periods are 12 months in length commencing each January 1 and July 1 and expire when all shares are issued. The initial offering commences March 1, 1996 and is 10 months in length. The price at which

                        SOFTDESK, INC. AND SUDSIDIARIES

                  Notes to Consolidated Financial Statements
                               December 31, 1995

                                  (Continued)


(10) STOCKHOLDERS' EQUITY (Continued)

     (d)  Employee Stock Purchase Plan (Continued)

          shares are sold in each offering will be 85% of the closing price of the common stock on the first or last day of each offering period, whichever is lower. Participants may have up to 10% of their qualifying compensation deducted and set aside for purchasing shares in each offering under the Employee Plan. The Plan, which has not yet been ratified by the stockholders, can be terminated by the Board of Directors.

     (e)  Preferred Stock

          The Board of Directors has been authorized, subject to any limitations prescribed by law, without further stockholder approval, to issue, from time to time, up to 1,000,000 shares of preferred stock in one or more series. Each such series of preferred stock shall have such number of shares, designations, preferences, voting powers, qualifications and special or relative rights or privileges as shall be determined by the Board of Directors, which may include, among others, dividend rights, voting rights, redemption and sinking fund provisions, liquidation preferences, conversion rights, and preemptive rights.

(11) LINE-OF-CREDIT AGREEMENT

     The Company has a $1,000,000 unsecured demand line-of-credit agreement with a bank. Borrowings under the line accrue interest at the prime rate (8.5% at December 31, 1995). No borrowings have ever been made under this agreement.

(12) ACCRUED EXPENSES

     Accrued expenses on the accompanying consolidated balance sheets consist of the following (in thousands):

                                                   1995       1994

          Payroll and related items              $   924    $ 1,020
          Pension reserve                            583        562
          Accrued acquisition and other costs        665        137
          Returns                                    900        104
          Royalties                                  792         97
          Dealer commissions                         170        431
          Warranty                                   191        363
          Other accrued expenses                     954        704
                                                 -------    -------

                                                 $ 5,179    $ 3,418
                                                 =======    =======

                        SOFTDESK, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995

                                  (Continued)


(13) Geographic Segment Information

     The Company conducts its operations in two significant geographic segments, the United States and Europe. Revenues from export sales were $7,497,000, $6,130,000 and $4,560,000 for 1995, 1994 and 1993, respectively, and were related to U.S. operations.

                                           US          Europe         Eliminations           Total
                 1995
     Sales to unaffiliated customers    $ 35,608       $ 6,129        $       -            $ 41,737
                                        ========       =======        =========            ========
     Income (loss) from operations      $  5,665       $   (97)       $       -            $  5,568
                                        ========       =======        =========            ========
     Identifiable assets                $ 32,952       $ 3,257        $       -            $ 36,209
                                        ========       =======        =========            ========

                 1994
     Sales to unaffiliated customers    $ 24,021       $ 6,561        $       -            $ 30,582
                                        ========       =======        =========            ========
     Income (loss) from operations      $  3,560       $  (111)       $       -            $  3,449
                                        ========       =======        =========            ========
     Identifiable assets                $ 27,095       $ 2,344        $       -            $ 29,439
                                        ========       =======        =========            ========

                 1993
     Sales to unaffiliated customers    $ 19,002       $ 7,113        $       -            $ 26,115
                                        ========       =======        =========            ========
     Income (loss) from operations      $    927       $ 1,033        $       -            $  1,960
                                        ========       =======        =========            ========
     Identifiable assets                $  8,180       $ 2,070        $       -            $ 10,250
                                        ========       =======        =========            ========

United States and international sales as a percentage of total revenues are as follows:

                                        1995      1994      1993

               United States            68%       58%       55%
               Europe                   22        32        35
               Canada                    4         4         4
               Far East                  4         3         3
               Other                     2         3         3
                                       ---       ---       ---

                                       100%      100%      100%
                                       ===       ===       ===

                        SOFTDESK, INC. AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements
                               December 31, 1995

                                  (Continued)


(14) SALE OF MECHANICAL PRODUCT LINE

     Effective December 31, 1993, the Company sold its rights, title and interests in two mechanical products and related assets (representing approximately 2% of the Company's 1993 revenues) to Cimlogic, Inc. (Cimlogic). The sales price equaled the book value of the related assets (estimated to be approximately $10,000) plus a royalty based upon future sales of the associated products. The Company also granted a $70,000 credit line to Cimlogic and received preferred stock representing a 25% equity interest in Cimlogic. The Company has advanced approximately $75,000 to Cimlogic through December 31, 1995. Included in the accompanying consolidated statement of income was approximately $102,000 and $137,000 of royalties earned during 1995 and 1994, respectively.