Form 10-Q
period 1996-06-30
SOFTDESK INC
filed 1996-08-13
CIK 916397

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                             --------------------

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

                        Commission File Number 0-23098

                             --------------------
                                SOFTDESK, INC.
            (Exact name of registrant as specified in its charter)


          Delaware                                         02-0390273
                                                           ----------
(State or other jurisdiction of                         (I.R.S. Employer
of incorporation or organization)                      Identification Number)

                              7 Liberty Hill Road
                       Henniker, New Hampshire     03242
             (Address of principal executive offices)  (Zip Code)
      Registrant's telephone number, including area code:  (603) 428-5000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]   No [_]

As of August 9, 1996 issuer had outstanding 6,003,709 shares of Common
Stock.


================================================================================

                        SOFTDESK, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                        Page
                                                                        ----

PART I - FINANCIAL INFORMATION

        ITEM 1.  Financial Statements

           Condensed Consolidated Balance Sheets as of June 30, 1996
            and December 31, 1995.                                         3

           Condensed Consolidated Statements of Income for the three
            and six months ended June 30, 1996 and 1995.                   4

           Condensed Consolidated Statements of Cash Flows for the
            six months ended June 30, 1996 and 1995.                       5

           Notes to Condensed Consolidated Financial Statements            6

        ITEM 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       8


PART II - OTHER INFORMATION


        ITEM 4.  Submission of Matters to a Vote of Security Holders      12

        ITEM 6.  Exhibits and Reports on Form 8-K                         12

        SIGNATURES                                                        13

        EXHIBIT INDEX                                                     14

                         PART I. FINANCIAL INFORMATION


ITEM 1. Financial Statements

                                SOFTDESK, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)


                                                               June 30,                December 31,
                                                    Notes       1996                       1995
                                                    -----  ----------------        --------------------
                                                              (unaudited)                (audited)
ASSETS
Current Assets:
   Cash and cash equivalents                                  $      1,976            $          4,800
   Short-term investments                                            9,268                       7,575
   Accounts receivable                                               9,293                      11,060
   Inventory                                                           640                         671
   Prepaid expenses and other current assets          4              1,820                       1,402
   Deferred income taxes                                               751                         751
                                                           ----------------        --------------------
      Total current assets                                          23,748                      26,259
                                                           ----------------        --------------------
Plant, property and equipment, at cost:
   Land                                                                395                         409
   Buildings and improvements                                        2,164                       2,002
   Equipment                                                         6,708                       5,853
   Furniture and fixtures                                              314                         414
                                                           ----------------        --------------------
                                                                     9,581                       8,678
   Less: Accumulated depreciation                                   (4,426)                     (4,085)
                                                           ----------------        --------------------
                                                                     5,155                       4,593


Long-term investments                                                2,216                       4,815
Deferred income taxes                                                  103                         103
Other assets, net                                                      675                         247
                                                           ----------------        --------------------
      Total assets                                            $     31,897            $         36,017
                                                           ================        ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Current maturities of mortgage payable             3       $          -            $             34
   Accounts payable                                                  1,851                       3,122
   Accrued expenses                                                  3,573                       5,179
   Customer advances                                                 1,049                       1,350
   Accrued income taxes                                                  -                         876
                                                           ----------------        --------------------
      Total current liabilities                                      6,473                      10,561
                                                           ----------------        --------------------

Mortgage payable, less current maturities             3                  -                       1,193

Commitments
Stockholders' equity:                                 5
   Preferred stock, $.01 par value -
    Authorized - 1,000,000 shares; Issued - none                         -                           -
   Common stock, $.01 par value -
    Authorized - 15,000,000 shares; Issued
    and outstanding - 6,003,709 shares and
    5,980,380 shares at June 30, 1996 and December 31,
    1995, respectively                                                  60                          60
   Additional paid-in capital                                       21,584                      21,353
   Retained earnings                                                 3,821                       2,973
   Cumulative translation adjustment                                   (41)                       (123)
                                                           ----------------        --------------------
      Total stockholders' equity                                    25,424                      24,263
                                                           ----------------        --------------------
         Total liabilities and stockholders' equity           $     31,897            $         36,017
                                                           ================        ====================


The accompanying notes are an integral part of  these financial statements.

                                SOFTDESK, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)
                                  (Unaudited)


                                                               Three Months Ended              Six Months Ended
                                                                  June 30,                         June 30,
                                                Notes           1996         1995               1996       1995
                                                -----      -----------    ------------      ----------   ------------
NET REVENUES                                                 $ 9,283         $10,166         $18,236         $19,491
COST OF REVENUES                                               1,464           1,472           2,918           2,683
                                                          ------------    ------------      ----------   ------------
      Gross profit                                             7,819           8,694          15,318          16,808

OPERATING EXPENSES:
      Selling and marketing expenses                           3,768           3,520           7,474           6,732
      Product development expenses                             2,490           2,508           5,023           4,856
      General and administrative expenses                        812             694           1,659           1,370
      Non recurring charges                                      -               957             -               957
                                                          ------------     -----------       ---------    -----------
Total operating expenses                                       7,070           7,679          14,156          13,915

      Income from operations                                     749           1,015           1,162           2,893

INTEREST INCOME                                                  132             137             278             297
INTEREST EXPENSE                                                  49              23              73              37
                                                          ------------     -----------       ---------    -----------
      Income before provision for income taxes                   832           1,129           1,367           3,153

PROVISION FOR INCOME TAXES                                       316             457             519           1,276

                                                          ------------     -----------       ---------    -----------
NET INCOME                                                   $   516         $   672         $   848         $ 1,877
                                                          ============     ===========       =========    ===========

NET INCOME PER COMMON AND COMMON EQUIVALENT
 SHARE                                              6        $  0.09         $  0.11         $  0.14         $  0.31
                                                          ============     ===========       =========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON
 EQUIVALENT SHARES OUTSTANDING                      6          6,050           6,153           6,059           6,131
                                                          ============     ===========       =========    ===========

 The accompanying notes are an integral part of these financial statements.

                                SOFTDESK, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (Unaudited)


                                                                                       Six Months Ended
                                                                                           June 30,
                                                                 Notes               1996                   1995
                                                                 -----      ------------------     ------------------
CASH FLOW FROM OPERATING ACTIVITIES:
  Net income                                                                        $    848               $ 1,877
  Adjustments to reconcile net income to cash provided by
     (used in) operating activities:
    Depreciation and amorization                                                         471                   842
    Foreign currency translation                                                          76                   (75)
    Non recurring charges                                                                  -                   957
    Changes in assets and liabilities, net of assets
      acquired in connection with the acquisitions of
      IdeaGraphix, Inc., Aritek Systems, Inc. and
      Foresight Resources Corp.:
         Accounts receivable                                                           1,767                (2,166)
         Inventory                                                                        31                  (121)
         Prepaid expenses and other current assets                                      (418)                 (518)
         Accounts payable                                                             (1,271)                 (184)
         Accrued expenses                                        1                    (1,606)                   82
         Customer advances                                                              (301)                  (84)
         Accrued income taxes                                                           (876)                  416
           Net cash provided by (used in) operating                        ------------------------   -------------------
           activities                                                                 (1,279)                1,026
                                                                           ------------------------   -------------------

CASH FLOW FROM INVESTING ACTIVITIES:
      Purchases of property and equipment, net                                        (1,033)               (1,911)
      Increase in other assets                                                          (428)                 (154)
      Cash acquired from the acquisition of Foresight
        Resources Corp.                                                                    -                    28
      Cash paid for the acquisitions of IndeaGraphix, Inc. and
        Aritek Systems, Inc.                                                               -                  (200)
      Increase in short-term investments                                              (1,693)               (2,714)
      Decrease in long-term investments                                                2,599                 2,727
                                                                           -------------------------    -----------------
        Net cash used in investing activities                                           (555)               (2,224)
                                                                           -------------------------    -----------------

CASH FLOW FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock in connection
    with the exercise of common stock options                                            231                   210
  Payments of notes payable                                                                -                (1,473)
  Proceeds (payments) on mortgage payable                        3                    (1,227)                1,084
                                                                           -------------------------    ------------------
    Net cash used in financing activities                                               (996)                 (179)
                                                                           -------------------------    ------------------

EFFECT OF FOREIGN CURRENCY TRANSLATION                                                     6                   (60)
                                                                           -------------------------    ------------------
  Net decrease in cash and cash equivalents                                           (2,824)               (1,437)
  Cash and cash equivalents, beginning of period                                       4,800                 4,209
                                                                           -------------------------    ------------------
  Cash and cash equivalents,end of period                                           $  1,976              $  2,772
                                                                           =========================    ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash used for interest                                                             $    73              $     37
                                                                           =========================    ==================
  Cash used for income taxes                                                        $  1,617              $    714
                                                                           =========================    ==================

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

                                SOFTDESK, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.  Basis of Presentation

    The unaudited condensed consolidated financial statements presented have been prepared by Softdesk, Inc. and subsidiaries (the "Company") and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial results for the interim periods shown. The results of operations for the interim periods shown in this report are not necessarily indicative of results for any future interim periods or for the entire fiscal year. Certain amounts in the 1995 financial statements have been reclassified to conform to the 1996 presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. Although the Company believes that the disclosures included are adequate to make the information presented not misleading, the condensed consolidated financial statements and the notes included herein should be read in conjunction with the financial statements and notes for the fiscal year ended December 31, 1995 and with the section entitled "Certain Factors That May Affect Future Results" included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

2.  Acquisition of SOFT-TECH Software Technologie GmbH

    On January 22, 1996, the Company acquired SOFT-TECH Software Technologie GmbH ("SOFT-TECH"), a German developer of architectural software for the European marketplace. The Company exchanged 250,000 shares of common stock for all of the share capital of SOFT-TECH. The Company placed 25,000 shares into escrow as security for indemnification obligations of the SOFT-TECH stockholders relating to representations, warranties and tax matters. This acquisition has been accounted for as a pooling of interests and accordingly the Company has restated its historical consolidated financial statements.

3.  Mortgage Payable

    In March 1995 the Company entered into two agreements with a bank for the mortgage of its building in Germany. The $1,300,000 in proceeds from the mortgage was used to purchase the building. In June 1996 the Company retired the balance of the mortgage.


4.  Software Licensing Agreement

    In May 1996 the Company signed a software licensing agreement which included approximately $830,000 in prepaid royalties. The Company expects to amortize this amount through December 1998. At June 30, 1996 approximately $780,000 was included as a prepaid expense in the accompanying balance sheet.


5.  Stockholders' Equity

    (a) 1993 Stock Option Plan

    In December 1993, the Company adopted the 1993 Equity Incentive Plan (the 1993 Plan). Under the terms of the 1993 Plan, the Company may grant either incentive or nonqualified stock options to purchase common stock and restricted common stock to employees and consultants. The Company originally reserved 750,000 shares for issuance under the 1993 Plan. In

April 1996, the Board of Directors of the Company approved an increase in the number of shares reserved for issuance under the 1993 Plan to 1,150,000 shares. This increase was ratified by the Company's stockholders at the 1996 Annual Meeting of Stockholders, which was held on June 24, 1996 (the "Annual Meeting").

    In addition, effective May 1, 1996, the Board of Directors of the Company agreed to offer the Company's then current employees an opportunity to forfeit existing common stock options in exchange for new common stock options at the May 1, 1996 closing price of $13.25 for the Company's Common Stock as reported by the Nasdaq National Market. The new common stock options are for the same number of shares as the forfeited stock options and the vesting of the new grant mirrors the vesting of the options forfeited. The number of shares covered by previously existing options which were forfeited and subsequently regranted is 351,439.

    (b) Employee Stock Purchase Plan

    In January 1996, the Board of Directors of the Company adopted the 1996 Softdesk, Inc. Employee Stock Purchase Plan (the "Employee Plan"). The Employee Plan provides for 250,000 shares of the Company's common stock to be issued in a series of offerings. This plan was approved by the Company's stockholders at the 1996 Annual Meeting. Except for the initial offering, offering periods are 12 months in length commencing each January 1 and July 1 and expire when all shares are issued. The initial offering commenced March 1, 1996 and is 10 months in length. The price at which shares are sold in each offering will be 85% of the closing price of the common stock on the first or last day of each offering period, whichever is lower. Participants may have up to 10% of their qualifying compensation deducted and set aside for purchasing shares in each offering under the Employee Plan. The Employee Plan may be terminated by the Board of Directors at any time.

6.  Computation of Per Share Earnings

    Income per common and common equivalent share is based upon net income for the six months ended June 30, 1996 and 1995. Income per common and common equivalent share has been determined, in accordance with the treasury stock method, by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period computed. Fully diluted and primary income per common share do not differ materially for any of the periods presented.

ITEM 2. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
        and Results of Operations
        -------------------------

    On January 22, 1996 Softdesk acquired all the outstanding capital stock of SOFT-TECH Software Technologie GmbH ("SOFT-TECH"), a German based developer of professional architectural software. The transaction was accounted for as a pooling of interests and Softdesk has therefore restated its historical consolidated financial statements and financial information to reflect the combined financial condition and results of operations of the two entities for all periods presented. (See Note 2 to the Condensed Consolidated Financial Statements.) The following discussions refer to the combined consolidated Company. These discussions should be read in conjunction with the Company's 1995 Annual Report on Form 10-K for the year ended December 31, 1995 including the section entitled "Certain Factors That May Affect Future Results".

Results of Operations: Three and Six Months Ended June 30, 1996 and 1995

    Net revenues decreased approximately 9% in the second quarter of 1996 as compared to the same period in 1995 while they decreased 6% during the six months ended June 30, 1996 as compared to the same period in 1995. The revenue decrease was primarily attributable to the decrease in sales of the Company's high-range professional software products, especially its products for the AutoCAD markets which historically have represented a majority of the Company's total revenues. The Company believes that sales of its software for this market decreased during the three and six month periods of 1996 because of delays in the final release of Autodesk's AutoCAD release 13. In addition, the Company believes that the decline of its high-range product sales was also a result of customers delaying their software purchases until they completed their purchases of new computer hardware required to transition from a DOS to a Windows operating environment, on which AutoCAD release 13 and many of the Company's new releases of software are optimized. To a lesser extent, the Company believes that less favorable economic conditions in Europe, especially in the Architecture, Engineering and Construction markets, also contributed to the decline in revenues in the 1996 periods. Partially offsetting the decline in these software sales was an increase in sales of the Company's low to mid-range product lines, including Retail products, which the Company believes was attributable to the release of new products during the 1996 periods combined with an expansion of their "shelf space" in the retail stores that offer these products for sale.

    International revenues decreased 21% during the second quarter and 18% during the first six months of 1996 as compared with the same periods in 1995. The declines in international revenues in both of the 1996 periods were primarily caused by reduced revenues from Europe and Canada. The decline in European revenues was a result of decreased sales in Germany of the Spirit Software line which was in the final stages of a new release during the beginning of 1996. To a lesser extent the Company believes that less favorable economic conditions in Europe also contributed to the decline in international revenues in the 1996 periods. The decline in Canadian revenues was primarily a result of the transition to a new distributor in early 1996. The Company believes that a somewhat stronger U.S. Dollar as measured against the major international currencies during the three and six month periods of 1996, as compared to the comparable periods in 1995, also contributed to the decline in international revenues.

    The following table summarizes total revenues by geographic region (amounts are in thousands):

                  Three months      Three months       Six months         Six months
                      ended            ended              ended              ended
                  June 30, 1996     June 30, 1995      June 30, 1996      June 30, 1995
                  -------------     -------------      -------------      -------------
United States     $6,689    72%     $ 6,864   68%      $13,094   72%      $13,189   68%
Europe             1,777    19        2,304   23         3,604   19         4,512   23
Asia Pacific         375     4          389    4           694    4           684    3
Other                272     3          243    2           521    3           408    2
Canada               170     2          366    3           323    2           698    4
                  -------------     -------------      -------------      -------------
                  $9,283   100%     $10,166  100%      $18,236  100%      $19,491  100%

    The Company's revenues are primarily denominated in U.S. Dollars. However, revenues and expenses for foreign operations, particularly the Company's German subsidiary, are usually recorded in the applicable foreign currency and translated with any applicable foreign exchange adjustments. There were no foreign exchange transactions or translation gains or losses that were material to the Company's financial results in either of the three and six month periods ended June 30, 1996 or June 30, 1995. In addition, during these periods the Company's financial results were not materially affected by inflation.

    Total costs and expenses increased to 92% of net revenues in the second quarter of 1996 from 90% of net revenues in the same quarter in 1995. For the six months ended June 30, 1996 total costs and expenses increased to 94% of net revenues from 85% of net revenues during the same period in 1995. As a percentage of revenue, the 2 percentage point quarterly comparative increase in total costs and expenses consisted of a 1 percentage point increase in the cost of revenues and a 1 percentage point increase in other costs and expenses. As a percentage of revenue, the 9 percentage point six month comparative increase in total costs and expenses consisted of a 2 percentage point increase in the cost of revenues and a 7 percentage point increase in other costs and expenses. These items are discussed below. Although the Company's headcount totaled 254 at the end of June 1996 as compared to 265 at the end of June 1995, the 1996 quarterly and six month average headcount was actually higher than that during the comparable periods in 1995 due to an acquisition at the end of the second quarter of 1995. The higher average headcount during the 1996 periods also contributed to increased expenses. The Company's headcount had decreased to 251 as of August 9, 1996.

    Gross profit margin decreased to approximately 84% in the second quarter of 1996 from 85.5% in the second quarter of 1995. For the six months ended June 30, 1996 gross profit margin decreased to approximately 84% from approximately 86% during the comparable period of 1995. The decreases were primarily attributable to a shift in the overall product mix toward lower margin products which included the Company's low to mid-range product lines and, to a lesser extent, to the lack of the benefit caused by economies of scale which usually occur with increasing revenues, as was the case during the three and six month periods of 1995. Softdesk continues to monitor and react to market events and developments in an attempt to improve its gross margin levels.

    Selling and marketing expenses, which include distribution, marketing, and training, increased 7% in the second quarter of 1996 and 11% in the first six months of 1996 from their totals in the 1995 respective periods. For both the second quarter of 1996 and the six months ended
June 30, 1996 selling and marketing expenses were 41% of net revenues, as compared to 35% in both of the comparable 1995 periods. The increases in expenses were primarily a result of increased trade show, public relations and advertising expenses. The increases were also partially attributable to an increased average sales and marketing headcount, which contributed to increased salary and travel costs. These increases were partially offset by a decrease in total commission expense which resulted from the decrease in revenues in the first half of 1996 as compared to the first half of 1995. As Softdesk attempts to expand its sales and marketing programs during 1996, in an effort to increase its market share and revenues, increased expenditures in sales and marketing are planned.

    Product development expenses, which consist primarily of developers' wages and benefits, decreased 1% in the second quarter of 1996 while increasing 3% in the first half of 1996 from their totals in the comparable periods of 1995. As percentage of net revenues, product development expenses represented 27% of revenues in the second quarter of 1996 and 28% of revenues in the first six months of 1996 as compared to 25% of revenues in both the second quarter of 1995 and the first six months of 1995. These slight differences are primarily a result of changes in headcount, which was lower in the second quarter of 1996 but, on average, higher during the first half of 1996, as compared to the similar periods in 1995. There were no capitalized product development costs in the first half of 1996 or in the first half of 1995, as determined in accordance with Statement of Financial Accounting Standards No. 86. The Company may increase its product development expenses in the remainder of 1996 or make acquisitions of third party technologies to keep pace with the technological needs of the marketplace, to improve and expand the Company's product lines and to respond to its customers' needs.

    General and administrative expenses, which include the costs of the Company's corporate finance, human resource and administrative functions, increased 17% in the second quarter of 1996 and 21% in the first six months of 1996 from their respective totals in the comparable periods in 1995. G&A expenses represented 9% of both the 1996 quarterly and six month net revenues, as compared to 7% in the comparable periods in 1995. The increase in expenses was primarily due to increased salaries, bad debt expense and higher professional fees. These increases were somewhat offset by savings generated by the continued centralization and consolidation of administrative functions on a company-wide basis. Additional resources will be invested in the general and administrative areas as required by the Company's future growth.

    The Company recorded a non-recurring charge of $957,000 in the quarter and six months ended June 30, 1995. This charge represented a write-off of purchased research and development relating to its acquisitions in the second quarter of 1995 and the Company's periodic assessment of its realizable purchased product development. There was no such charge in either the quarter or the six months ended June 30, 1996.

    Net interest income decreased 27% in the second quarter of 1996 and decreased 21% in the first half of 1996 as compared to the applicable periods in 1995. The net decreases were primarily due to significantly higher interest expense in the first half of 1996 from a mortgage related to the purchase of facility space in Germany. This mortgage was retired at the end of June 1996. In addition, the Company had somewhat lower average cash balances earning interest during the 1996 periods.

    The Company's consolidated provision for income taxes decreased 31% in the second quarter of 1996 as compared to the first quarter of 1995 while it decreased 59% in the first half of 1996 as compared to the same period in 1995, due to the decreased pretax earnings in the applicable periods of 1996. The Company's effective income tax rate decreased to 38% in the second quarter and first six months of 1996 from 40% in the second quarter and first six months of 1995 primarily due to the level of foreign earnings and the taxability of certain of the 1995 non recurring charges included in the accompanying statements of income.

    The Company's net income in the second quarter of 1996 was $516,000, or $.09 per share, as compared to net income in the second quarter of 1995 of

$672,000, or $.11 per share.  Net income for the six months ended
June 30, 1996 totaled $848,000, or $.14 per share, as compared to $1,877,000, or $.31 per share for the six months ended June 30, 1995.

Liquidity and Capital Resources

    The Company is currently satisfying its operating cash requirements from its existing cash balances. As of June 30, 1996, the Company had cash, cash equivalents, short and long term investments of $13,460,000 as compared to $17,190,000 at December 31, 1995.

    The decrease in total cash and investments during the first half of 1996 was attributable primarily to the Company's payment of income taxes ($1,617,000), the retirement of a mortgage on a facility in Germany ($1,227,000), the net investment in capital assets ($1,033,000), the completion of a software licensing contract including prepaid royalties ($830,000), and, to a lesser extent, funds used to complete the SOFT-TECH acquisition. During the six months ended June 30, 1996 the Company received $231,000 from the exercise of stock options and reduced its net accounts receivable by approximately $1,800,000.

    The purchase of property and equipment was primarily related to the addition of computer equipment and software including a new corporate MIS and telecommunication system. Management of the Company plans to continue to invest in these efforts during the next 12 months. In addition, the Company is in the process of expanding its corporate headquarters. These expenditures are not expected to have a material effect on the Company's overall cash position or its operations during the next 12 months.

    During the first six months of 1996 and 1995 the Company invested its cash reserves mainly in debt securities, with maturities of less than 2 years, issued by the U.S. treasury, other U.S. government agencies and political subdivisions of the states and municipalities. The Company expects to continue similar conservative investment policies in the future. The Company believes that its existing cash, investments and projected funds from operations will satisfy the Company's working capital and operating needs for at least the next 12 months.

                          PART II. OTHER INFORMATION


ITEM 4. Submission of Matters to a Vote of Security Holders

(a) The following information relates to matters submitted to a vote of stockholders at the Annual Meeting of Stockholders of Softdesk, Inc. held on June 24, 1996.

(b) Proxies for the meeting were solicited and there was no solicitation in opposition to management's nominee for Class III Director as listed in the proxy statement and such nominee was elected. David C. Arnold was elected as the Class III Director. All other directors, previously in office and previously duly elected continued in office subsequent to the meeting.

(c) The total number of shares entitled to vote at the Annual Meeting of Stockholders was 5,995,476. The total shares voted were 5,629,874 or approximately 94% of those eligible to vote.

        The vote for Class III Director was: 1) David C. Arnold, 5,420,952 votes in favor and 208,922 votes withheld.

        Approval was granted to ratify the adoption of the Company's 1996 Employee Stock Purchase Plan. The vote was 4,622,325 for approval, 378,486 against approval, 11,487 abstentions, and 617,576 broker non-votes.

        Approval was granted to ratify the amendment to the Company's 1993 Equity Incentive Plan. The vote was 2,584,529 for approval, 2,348,786 against approval, 15,030 abstentions, and 681,529 broker non-votes.

        Approval was granted to the proposal that Arthur Andersen LLP be appointed as the Company's independent auditors for 1996. The vote was 5,594,078 for approval, 28,059 against approval, 7,737 abstentions, and 0 broker non-votes.

ITEM 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

                Exhibit 11.1  Computation of Per Share Earnings.

                Exhibit 27    Financial Data Schedule

        (b) Reports on Form 8-K

        The Company filed a Current Report on Form 8-K/A on April 8, 1996 regarding the acquisition of SOFT-TECH Software
        Technologie GmbH.

                                  SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                                              SOFTDESK, INC.




Date: August 12, 1996           By:     /s/ David C. Arnold
                                        ---------------------------------------
                                        David C. Arnold,
                                        President & Chief Executive Officer




Date: August 12, 1996           By:     /s/ John A. Rogers
                                        ---------------------------------------
                                        John A. Rogers,
                                        Vice President, Finance
                                        and Chief Financial Officer
                                        (Principal financial and accounting
                                        officer)

                           EXHIBIT INDEX
                           -------------

                                                                        Page
                                                                        ----

11.1    Computation of Per Share Earnings                                15

27      Financial Data Schedule (EDGAR)                                  16