Form 10-Q
period 1996-09-30
SOFTDESK INC
filed 1996-11-12
CIK 916397

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                           ----------------------

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                         Commission File Number 0-23098

                            ----------------------

                                 SOFTDESK, INC.
             (Exact name of registrant as specified in its charter)


            Delaware                                    02-0390273
  -------------------------------                  ---------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                  Identification Number)



                              7 LIBERTY HILL ROAD
                       HENNIKER, NEW HAMPSHIRE     03242
              (Address of principal executive offices)  (Zip Code)
      Registrant's telephone number, including area code:  (603) 428-5000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No
                                       ----   ----

As of November 8, 1996 issuer had outstanding 6,005,502 shares of Common Stock.


================================================================================

                        SOFTDESK, INC. AND SUBSIDIARIES

                               TABLE OF CONTENTS

                                                                     Page
                                                                     ----

PART I - FINANCIAL INFORMATION

  ITEM 1.  Financial Statements

     Condensed Consolidated Balance Sheets as of September 30, 1996
      and December 31, 1995.                                           3

     Condensed Consolidated Statements of Income for the three
      and nine months ended September 30, 1996 and 1995.               4

     Condensed Consolidated Statements of Cash Flows for the
      nine months ended September 30, 1996 and 1995.                   5

     Notes to Condensed Consolidated Financial Statements              6

  ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        8


PART II - OTHER INFORMATION

  ITEM 6.  Exhibits and Reports on Form 8-K                           12

  SIGNATURES                                                          13

  EXHIBIT INDEX                                                       14

                         PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                                 SOFTDESK, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                   SEPTEMBER 30,            DECEMBER 31,
                                                     NOTES             1996                     1995
                                                     -----         --------------            ------------
                                                                     (UNAUDITED)               (AUDITED)
ASSETS
Current Assets:
    Cash and cash equivalents                                             $ 3,214                 $ 4,800
    Short-term investments                                                  8,143                   7,575
    Accounts receivable                                                     9,956                  11,060
    Inventory                                                                 614                     671
    Prepaid expenses and other current  assets         4                    1,437                   1,402
    Deferred income taxes                                                     751                     751
                                                                       ----------              ----------
       Total current assets                                                24,115                  26,259
                                                                       ----------              ----------
Plant, property and equipment, at cost:
    Land                                                                      391                     409
    Buildings and improvements                                              2,454                   2,002
    Equipment                                                               6,946                   5,853
    Furniture and fixtures                                                    302                     414
                                                                       ----------              ----------
                                                                           10,093                   8,678
    Less: Accumulated depreciation                                         (4,717)                 (4,085)
                                                                       ----------              ----------
                                                                            5,376                   4,593

Long-term investments                                                       1,854                   4,815
Deferred income taxes                                                         103                     103
Other assets, net                                      4                      823                     247
                                                                       ----------              ----------
       Total assets                                                       $32,271                 $36,017
                                                                       ===========             ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
    Current maturities of mortgage payable             3                  $     -                 $    34
    Accounts payable                                                        2,056                   3,122
    Accrued expenses                                                        3,661                   5,179
    Customer advances                                                       1,138                   1,350
    Accrued income taxes                                                        -                     876
                                                                       ----------              ----------
       Total current liabilities                                            6,855                  10,561
                                                                       ----------              ----------

Mortgage payable, less current maturities              3                        -                   1,193

Commitments
Stockholders' equity:                                  5
    Preferred stock, $.01 par value -
      Authorized - 1,000,000 shares; Issued - none                              -                       -
    Common stock, $.01 par value -
      Authorized - 15,000,000 shares
      Issued and outstanding  - 6,003,709 shares and
      5,980,380 shares at September 30, 1996 and
      December 31, 1995, respectively                                          60                      60
    Additional paid-in capital                                             21,584                  21,353
    Retained earnings                                                       3,840                   2,973
    Cumulative translation adjustment                                         (68)                   (123)
                                                                       ----------             -----------
       Total stockholders' equity                                          25,416                  24,263
                                                                       ----------             -----------
          Total liabilities and stockholders' equity                      $32,271                 $36,017
                                                                       ==========             ===========

The accompanying notes are an integral part of these financial statements.

                                 SOFTDESK, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                       THREE MONTHS       NINE MONTHS
                                                           ENDED             ENDED
                                                       SEPTEMBER 30,     SEPTEMBER 30,
                                              NOTES    1996     1995     1996     1995
                                              -----   -----     -----   -----    -----

NET REVENUES                                         $8,262   $10,776  $26,498  $30,267
COST OF REVENUES                                      1,514     1,595    4,432    4,278
                                                    -------   -------  -------  -------
    Gross profit                                      6,748     9,181   22,066   25,989

OPERATING EXPENSES:
    Selling and marketing expenses                    3,717     3,813   11,191   10,545
    Product development expenses                      2,302     2,572    7,325    7,428
    General and administrative expenses                 805       782    2,464    2,152
    Non recurring charges                                 -         -        -      957
                                                    -------   -------  -------  -------
Total operating expenses                              6,824     7,167   20,980   21,082

     Income (loss) from operations                      (76)    2,014    1,086    4,907

INTEREST INCOME                                         107       139      385      436
INTEREST EXPENSE                                          -        24       73       61
                                                    -------   -------  -------  -------
     Income before provision for income
      taxes                                              31     2,129    1,398    5,282

PROVISION FOR INCOME TAXES                               12       948      531    2,224
                                                    -------   -------  -------  -------
NET INCOME                                           $   19   $ 1,181  $   867  $ 3,058
                                                    =======   =======  =======  =======

NET INCOME PER COMMON AND COMMON
   EQUIVALENT  SHARE                         6        $0.00     $0.19    $0.14    $0.50
                                                    =======   =======  =======  =======

WEIGHTED AVERAGE NUMBER OF COMMON
   AND COMMON EQUIVALENT SHARES
   OUTSTANDING                               6        6,022     6,211    6,046    6,156
                                                    =======   =======  =======  =======



The accompanying notes are an integral part of these financial statements.

                                 SOFTDESK, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                                NINE MONTHS ENDED
                                                  SEPTEMBER 30,
                                          NOTES   1996      1995
                                          -----   ----      ----

CASH FLOW FROM OPERATING ACTIVITIES:
 Net income                                     $   867   $ 3,058
 Adjustments to reconcile net
   income to cash provided by
   (used in) operating activities:
    Depreciation and amortization                   762     1,155
    Foreign currency translation                     42       (54)
    Non recurring charges                             -       957
    Changes in assets and
         liabilities, net of assets
         acquired in connection with
         the acquisitions of
         IdeaGraphix, Inc., Aritek
         Systems, Inc. and Foresight
         Resources Corp.:
      Accounts receivable                         1,104    (3,419)
      Inventory                                      57      (248)
      Prepaid expenses and other current       4    (35)     (723)
       assets
      Accounts payable                           (1,066)      333
      Accrued expenses                           (1,518)     (766)
      Customer advances                            (212)       91
      Accrued income taxes                         (876)      554
                                                -------    ------
      Net cash provided by (used in)
       operating activities                        (875)      938
                                                -------    ------

CASH FLOW FROM INVESTING ACTIVITIES:
 Purchases of property and equipment,            (1,545)   (2,187)
  net
 Increase in other assets                    4     (576)     (159)
 Cash acquired from the
  acquisition of Foresight
  Resources Corp.                                     -        28

 Cash paid for the acquisitions
  of IdeaGraphix, Inc. and Aritek
  Systems, Inc.                                       -      (200)

 Increase in short-term investments                (568)   (3,942)
 Decrease in long-term investments                2,961     2,836
                                                -------    ------
      Net cash provided by (used in)
       investing activities                         272    (3,624)
                                                -------    ------

CASH FLOW FROM FINANCING ACTIVITIES:
       Proceeds from issuance of common
        stock in connection with the                231       454
        exercise of common stock options

 Payments of note payable                             -    (1,473)
 Proceeds (payments) on mortgage payable     3   (1,227)    1,124
                                                -------    ------
        Net cash provided by (used
         in) financing activities                  (996)      105
                                                -------    ------


EFFECT OF FOREIGN CURRENCY TRANSLATION               13       (57)
                                                -------    ------


 Net decrease in cash and cash                   (1,586)   (2,638)
  equivalents
 CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD                                       4,800     4,209
 CASH AND CASH EQUIVALENTS, END OF
  PERIOD                                        $ 3,214   $ 1,571
                                                =======   =======

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION
    Cash used for interest                      $    73   $    61
                                                =======   =======
    Cash used for income taxes                  $ 1,680   $ 1,329
                                                =======   =======

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

2.  ACQUISITION OF SOFT-TECH SOFTWARE TECHNOLOGIE GMBH

  On January 22, 1996, the Company acquired SOFT-TECH Software Technologie GmbH ("SOFT-TECH"), a German developer of architectural software for the European marketplace. The Company exchanged 250,000 shares of common stock for all of the share capital of SOFT-TECH. The Company placed 25,000 shares of common stock into escrow as security for the indemnification obligations of the SOFT-TECH stockholders relating to representations, warranties and tax matters. This acquisition has been accounted for as a pooling of interests and accordingly the Company has restated its historical consolidated financial statements.

3.  MORTGAGE PAYABLE

  In March 1995 the Company entered into two agreements with a bank for the mortgage of its building in Germany. The $1,300,000 in proceeds from the mortgage was used to purchase the building. In June 1996 the Company retired the balance of the mortgage.

4.  SOFTWARE LICENSING AGREEMENTS

  In May 1996 the Company signed a software licensing agreement under which it paid approximately $830,000 in prepaid royalties. The Company expects to amortize this amount through December 1998. At September 30, 1996 approximately $700,000 of these royalties was included in prepaid expense and other assets in the accompanying balance sheet.

  In July 1996 the Company signed a software licensing agreement under which it paid $175,000 for a license fee. The Company expects to amortize this amount through December 1998. At September 30, 1996 approximately $158,000 was included other assets in the accompanying balance sheet.

5.  STOCKHOLDERS' EQUITY

  (a) 1993 Stock Option Plan

  In December 1993, the Company adopted the 1993 Equity Incentive Plan (the 1993
Plan). Under the terms of the 1993 Plan, the Company may grant either incentive or nonqualified stock options to purchase common stock or awards of restricted common stock to employees and consultants. The Company originally reserved 750,000 shares for issuance under the 1993 Plan. In April 1996, the Board of Directors of the Company approved an increase in the number of shares reserved for issuance under the 1993 Plan to 1,150,000 shares. This increase was approved by the Company's stockholders at the 1996 Annual Meeting of Stockholders, which was held on June 24, 1996 (the "Annual Meeting").

  In addition, effective May 1, 1996, the Board of Directors of the Company agreed to offer the Company's then current employees an opportunity to forfeit existing common stock options in exchange for new common stock options at the May 1, 1996 closing price of $13.25 for the Company's common stock as reported by the Nasdaq National Market. The new common stock options are for the same number of shares as the forfeited stock options and the vesting of the new grant mirrors the vesting of the options forfeited. The number of shares covered by previously existing options which were forfeited and subsequently regranted was 351,439.

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

6.  COMPUTATION OF PER SHARE EARNINGS

  Income per common and common equivalent share is based upon net income for the three and nine months ended September 30, 1996 and 1995. Income per common and common equivalent share has been determined, in accordance with the treasury stock method, by dividing net income by the weighted average number of common and common equivalent shares outstanding during the period computed. Fully diluted and primary income per common share do not differ materially for any of the periods presented.

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

RESULTS OF OPERATIONS: THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

  Net revenues decreased approximately 23% in the third quarter of 1996 as compared to the same period in 1995 and decreased 12% during the nine months ended September 30, 1996 as compared to the same period in 1995. The revenue decrease was primarily attributable to the decrease in sales of the Company's high-range professional software products, especially its products for the AutoCAD and AutoCAD related markets, which historically have represented a majority of the Company's total revenues. The Company believes that sales of its software for this market decreased during the three and nine month periods of 1996 because of continued softness in the AutoCAD and AutoCAD related markets. In addition, the Company believes that the decline of its high-range product sales was also a result of customers delaying their software purchases until they completed their purchases of new computer hardware required to transition from a DOS to a Windows operating environment, on which the latest release of AutoCAD and many of the Company's new releases of software are optimized. To a lesser extent, the Company believes that less favorable economic conditions in Europe, especially in the Architecture, Engineering and Construction (AEC) markets, also contributed to the decline of its revenues in the 1996 periods. Partially offsetting the decline in these software sales was an increase in sales of the Company's low to mid-range product lines, including Retail products, which the Company believes was attributable to the release of new products during the 1996 periods combined with an expansion of their "shelf space" in the retail stores that offer these products for sale.

  International revenues decreased 25% during the third quarter and 21% during the first nine months of 1996 as compared with the same periods in 1995. The declines in international revenues in both of the 1996 periods were primarily caused by reduced revenues from Europe and Canada, partially offset by increases in revenues from Latin America. The Company believes that the declines in European and Canadian revenues were a result of what the Company believes were less favorable economic conditions, especially in the AEC market, in these regions during the 1996 periods. The Company believes that a somewhat stronger U.S. Dollar as measured against the major international currencies during the three and nine month periods of 1996, as compared to the comparable periods in 1995, also contributed to the decline in international revenues.

  The following table summarizes total net revenues by geographic region (amounts are in thousands):

                      Three months ended            Three months ended          Nine months ended        Nine months ended
                      September 30, 1996            September 30, 1995          September 30, 1996       September 30, 1995
                      -------------------           -------------------         -------------------      -------------------

     United States        $5,868      71%             $ 7,572       70%          $18,962        72%        $20,761     69%
     Europe                1,540      19                2,210       21             5,144        19           6,722     22
     Asia Pacific            408       5                  431        4             1,102         4           1,115      4
     Other                   314       4                  253        2               835         3             661      2
     Canada                  132       1                  310        3               455         2           1,008      3
                          ------     ---              -------      ---           -------       ---         -------    ---
                          $8,262     100%             $10,776      100%          $26,498       100%        $30,267    100%

  The Company's revenues are primarily denominated in U.S. Dollars. However, revenues and expenses for foreign operations, particularly the Company's German subsidiary, are usually recorded in the applicable foreign currency and translated with any applicable foreign exchange adjustments. There were no foreign exchange transactions or translation gains or losses that were material to the Company's financial results in either of the three or nine month periods ended September 30, 1996 and 1995. In addition, during these periods the Company's financial results were not materially affected by inflation.

  Total costs and expenses increased to 101% of net revenues in the third quarter of 1996 from 81% of net revenues in the same quarter of 1995. For the nine months ended September 30, 1996 total costs and expenses increased to 96% of net revenues from 84% of net revenues during the same period in 1995. During this period, revenue decreased 23% on a quarterly comparative basis and 12% on a nine month comparative basis. As a percentage of revenue, the 20 percentage point quarterly comparative increase in total costs and expenses consisted of an approximate 3 percentage point increase in the cost of revenues and a 17 percentage point increase in operating expenses. As a percentage of revenue, the 12 percentage point nine month comparative increase in total costs and expenses consisted of a 3 percentage point increase in the cost of revenues and a 9 percentage point increase in operating expenses. These items are discussed below. The Company's headcount totaled 243 at the end of September 1996 as compared to 263 at the end of September 1995. The decrease in average headcount in 1996 contributed to the Company's reduction in its total operating expenses, in absolute dollars, during the 1996 periods. The Company's headcount had increased slightly to 245 as of November 8, 1996.

  Gross profit margin decreased to approximately 82% in the third quarter of 1996 from 85% in the third quarter of 1995. For the nine months ended September 30, 1996 gross profit margin decreased to approximately 83% from 86% during the comparable period of 1995. The decreases were primarily attributable to a shift in the Company's overall product mix toward lower margin products which included the Company's low to mid-range product lines, increased pricing pressures, and, to a lesser extent, to the lack of the benefit achieved through economies of scale, which usually occur with increasing revenues, as was the case during the three and nine month periods of 1995. Softdesk continues to monitor and react to market events and developments in an attempt to improve its gross margin levels.

  Selling and marketing expenses, which include distribution, marketing, and training, represented 45% of net revenues in the third quarter of 1996 and 42% of net revenues during the first nine months of 1996 as compared to approximately 35% of net revenues in each of the comparable 1995 periods. Total selling and marketing expenses decreased 3% in the third quarter of 1996 and increased 6% in the first nine months ended September 30, 1996 from their totals in the comparable periods of 1995. The decrease in the comparative quarterly expense total was primarily a result of a reduced average headcount and a decrease in total commission expense during the third quarter of 1996. The increase in the comparative nine month expense total resulted from increased trade shows, public relations and advertising expenses, as well as personnel expenses. As the Company attempts to expand its sales and marketing programs during the next year, in an effort to increase its market share and revenues, increased expenditures in sales and marketing may occur.

  Product development expenses, which consist primarily of developers' wages and benefits, represented 28% of net revenues in both the third quarter of 1996 and the first nine months of 1996 as compared to 24% of net revenues in the third quarter of 1995 and 25% in the first nine months of 1995. Total product development expenses decreased 10% in the third quarter of 1996 and they decreased 1% in the first nine months of 1996 from their totals in the comparable periods of 1995. The decreases in product development expenses were primarily a result of a lower average headcount and less subcontractor labor during the 1996 periods, as compared to the similar periods in 1995. There were no capitalized product development costs, as determined in accordance with Statement of Financial Accounting Standards No. 86 in either the 1996 or the 1995 periods. The Company may increase its product development expenses or make acquisitions of third party technologies during the next twelve months to keep pace with the technological needs of the marketplace, to improve and expand the Company's product lines and to respond to its customers' needs.

  General and administrative expenses, which include the costs of the Company's corporate finance, human resource and administrative functions, represented 10% of net revenues for the third quarter of 1996 and 9% of the 1996 nine month net revenues, as compared to 7% of net revenues in each of the comparable periods in 1995. Total G&A expenses increased 3% in the third quarter of 1996 and approximately 14% in the first nine months of 1996 from their respective totals in the comparable periods in 1995. The increases in G&A expenses were primarily due to increased salaries, bad debt expense and higher professional fees. These increases were somewhat offset by savings generated by the continued centralization and consolidation of administrative functions on a company-wide basis. Additional resources may be invested in the general and administrative areas as required by the Company's future growth.

  The Company recorded a non-recurring charge of $957,000 in the nine months ended September 30, 1995. This charge represented a write-off of purchased research and development relating to its acquisitions in the second quarter of 1995 and the Company's periodic assessment of its realizable purchased product development. There was no such charge during 1996.

  Net interest income decreased 7% in the third quarter of 1996 and decreased 17% in the nine months ended September 30, 1996 as compared to the applicable periods in 1995. The net decreases were primarily due to lower cash balances earning interest during the 1996 periods as well as to higher interest expense in the first nine months of 1996 as compared to the comparable 1995 period,from a mortgage related to the purchase of facility space in Germany. This mortgage was retired at the end of June 1996.

  The Company's consolidated provision for income taxes decreased 99% in the third quarter of 1996 as compared to the third quarter of 1995 and it decreased 76% in the first nine months of 1996 as compared to the same period in 1995, due to the decreased pretax earnings in the applicable periods of 1996. The Company's effective income tax rate decreased to approximately 38% in each of the 1996 periods from 45% in the third quarter of 1995 and 42% in the first nine months of 1995 primarily due to the level of foreign tax provisions and the taxability of certain of the 1995 non recurring charges included in the accompanying statements of income.

  The Company's net income in the third quarter of 1996 was $19,000, or $.00 per share, as compared to net income in the third quarter of 1995 of $1,181,000, or $.19 per share. Net income for the nine months ended September 30, 1996 totaled $867,000, or $.14 per share, as compared to $3,058,000, or $.50 per share for the nine months ended September 30, 1995.

LIQUIDITY AND CAPITAL RESOURCES

  The Company is currently satisfying its operating cash requirements from its existing cash balances. As of September 30, 1996, the Company had cash, cash equivalents, short and long term investments of $13,211,000 as compared to $17,190,000 at December 31, 1995.

  The decrease in total cash and investments during the nine months ended September 30, 1996 was attributable primarily to the Company's payment of income taxes ($1,680,000), the net investment in capital assets ($1,545,000), the retirement of a mortgage on a facility in Germany ($1,227,000), the completion of a software licensing contract including prepaid royalties ($830,000), and, to a lesser extent, funds used to complete the SOFT-TECH acquisition. During the nine months ended September 30, 1996 the Company received $231,000 from the exercise of stock options and reduced its net accounts receivable by approximately $1,104,000.

  The purchase of property and equipment was primarily related to the addition of facility space, computer equipment and software including a new corporate MIS and telecommunication system. Planned future capital expenditures are not expected to have an overall material effect on the Company's cash position or its operations during the next 12 months.

  During the first nine months of 1996 and 1995 the Company invested its cash reserves mainly in debt securities, with maturities of less than 2 years, issued by the U.S. treasury, other U.S. government agencies and political subdivisions of the states and municipalities. The Company expects to continue similar conservative investment policies in the future. The Company believes that its existing cash, investments and projected funds from operations will satisfy the Company's working capital and operating needs for at least the next 12 months.

                           PART II. OTHER INFORMATION



    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

          Exhibit 11.1  Computation of Per Share Earnings.

          Exhibit 27    Financial Data Schedule (EDGAR)

    (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the three months ended September 30, 1996 or subsequently through the date of this report.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                                       SOFTDESK, INC.



Date: November 8, 1996            By:  /s/ David C. Arnold
                                      --------------------------------
                                       DAVID C. ARNOLD,
                                       PRESIDENT & CHIEF EXECUTIVE OFFICER



Date:  November 8, 1996           By:  /s/ John A. Rogers
                                      --------------------------------
                                       JOHN A. ROGERS,
                                       VICE PRESIDENT, FINANCE
                                       AND CHIEF FINANCIAL OFFICER
                                       (PRINCIPAL FINANCIAL AND ACCOUNTING
                                       OFFICER)

                                 EXHIBIT INDEX
                                 -------------

                                                        PAGE
                                                        ----

11.1 Computation of Per Share Earnings                   15

27   Financial Data Schedule (EDGAR)                     16